Form 10-K
period 2025-12-31
Nano Dimension Ltd.
filed 2026-03-31
CIK 1643303

pro

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No.: 001-37600

NANO DIMENSION LTD.

(Exact name of registrant as specified in its charter)

State of Israel	52-0029109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
60 Tower Road Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 496-1805

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares each representing one Ordinary Share par value NIS 5.00 per share (1) Ordinary Shares, par value NIS 5.00 per share (2)	NNDM	The Nasdaq Stock Market LLC
Rights to Purchase American Depositary Shares, each American Depositary Share representing one Ordinary Share, par value NIS 5.00 per share	NNDM	The Nasdaq Stock Market LLC
(1)
Evidenced by American Depositary Receipts.
(2)
Not for trading, but only in connection with the listing of the American Depositary Shares.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

Based on the closing price as reported on the Nasdaq Capital Market, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates on June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $353.3 million. Ordinary Shares held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Ordinary Shares outstanding as of March 20, 2026 was 207,986,287.

i

INTRODUCTION

Our vision is to become the leader in digital manufacturing. We are changing the way the world designs and manufactures high-performance, high-value parts. We do this through innovating and providing industrial manufacturing solutions that are at the pinnacle of multi-disciplinary technology - combining hardware, software, and materials science. The solutions include industrial machinery, such as those for additive manufacturing, surface-mount technology, industrial inkjet printing, along with software for design, simulation, and manufacturing management, as well as materials or consumables that are used by the machinery. Collectively, these solutions are used for design-to-manufacturing of electronics and mechanical parts by advanced industrial customers in aerospace, automotive, defense, electronics, medical, research and academia, as well as government organizations.

Since January 2025, we have been going through a transformation under a new board of directors and with a new management team. This transformation includes a strategic assessment anchored in maintaining a robust capital base, while focusing on products and services based on innovative technology, with a growth outlook that can deliver robust financial results through improving financial margins in manufacturing, operations, supply chains and information systems, and building indispensable customer partnerships. This assessment will result in the continuation of certain products and services and the discontinuance of others.

We were incorporated under the laws of the State of Israel in December 1960. On March 7, 2016, American Depositary Shares, or ADSs, representing our Ordinary Shares, commenced trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “NNDM.” Each one (1) ADS currently represents one (1) Ordinary Share. All descriptions of our ADS herein, including ADS amounts and per ADS amounts, are presented after giving effect to the ratio change.

Unless otherwise indicated, all references to the “Company,” “we,” “our” and “Nano Dimension” refer to Nano Dimension Ltd. and its subsidiaries, Global Inkjet Systems Ltd., or GIS, a United Kingdom corporation, Nano Dimension Technologies Ltd., or Nano Tech, an Israeli corporation, Essemtec AG, or Essemtec and Nano Dimension Swiss GmbH, or Nano Swiss, Swiss corporations, Nano Dimension USA Inc., or Nano USA, a Delaware corporation, Essemtec USA, LLC, a Delaware limited liability company, Nano Dimension GmbH, or Nano Germany and Essemtec Deutschland GmbH, German corporations, Nano Dimension Australia Pty Ltd., or Nano Australia, an Australian corporation, Nano Dimension (HK) Limited, a Hong Kong corporation, Essemtec France SAS, a French corporation, Nano Dimension NY Ltd., a New York corporation, Nano Dimension Trading (Shenzhen) Ltd., a Chinese corporation, Desktop Metal Inc and its subsidiaries, or Desktop, a Delaware corporation (which has completed bankruptcy proceedings), Markforged Holding Corporation, or Markforged, a Delaware corporation, and the subsidiaries of Markforged.

References to “U.S. dollars” and “$” are to the currency of the United States of America, and references to “NIS” are to New Israeli Shekel. References to “Ordinary Shares” are to our Ordinary Shares, par value of NIS 5.00 per share.

Taking into account the effects of the 2025 mergers of U.S.-based companies, as well as the appointments of a majority of the executives and directors, who are currently based in the U.S., when assessing our status under the foreign private issuer definition as of June 30, 2025 (the determination date), we no longer qualify as a foreign private issuer and have transitioned to a U.S. domestic issuer as of January 1, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this annual report on Form 10-K may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Forward-looking statements are often characterized by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” “should,” “intend,” “project” or other similar words, but are not the only way these statements are identified.

These forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, statements that contain projections of results of operations or of financial condition, expected capital needs and expenses, statements relating to the research, development, completion and use of our products, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future.

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. We have based these forward-looking statements on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

Important factors that could cause actual results, developments and business decisions to differ materially from those anticipated in these forward-looking statements include, among other things:

•
the outcome of the independent process now being conducted to evaluate strategic alternatives;
•
the integration of the operations of Markforged into our business;
•
the transformation of our business resulting from the change in our management;
•
changes in our strategy;
•
the impact of competition and new technologies;
•
shareholder activism;
•
the overall global economic environment;
•
geopolitical tensions and political events, including the ongoing war between Ukraine and Russia and the conflict in the Middle East, including the ongoing war between Iran and Israel;
•
projected capital expenditures and liquidity;
•
litigation; and
•
those factors referred to in “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in this annual report on Form 10-K generally.

Readers are urged to carefully review and consider the various disclosures made throughout this annual report on Form 10-K which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

You should not put undue reliance on any forward-looking statements. Any forward-looking statements in this annual report on Form 10-K are made as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, the section of this annual report on Form 10-K entitled “Item 1. Business” contains information obtained from independent industry sources and other sources that we have not independently verified.

PART I

ITEM 1. BUSINESS.

Overview

We innovate and provide industrial manufacturing solutions for design-to-manufacturing of electronics and mechanical parts. These solutions are based on a combination of hardware, software, and materials science technologies. The solutions include industrial machinery, such as those for additive manufacturing, surface-mount technology, industrial inkjet printing, along with software for design, simulation, and manufacturing management, as well as materials and consumables that are used by the machinery. These solutions are used by industrial customers in aerospace & defense, automotive, electronics, medical, research and academia, along with government organizations.

We do this through innovating and providing industrial manufacturing solutions that are built around multi-disciplinary technology - combining hardware, software, and materials science.

Our business and operations are currently being refocused based on the following principles:

•
Building technology that scales with the needs of manufacturing, and
•
Preserving capital for strategic moves and avoiding short-term survival mindset.

As a result, we are focusing on products and services where there is innovative technology with a growth outlook that can deliver sustainable improvements in our financial results and to discontinue certain product lines that have failed to generate adequate returns on investment and that do not align with our long-term objectives.

The Company has the following product lines:

•
DragonFly - Additively manufactured electronics (AME)
•
Essemtec – Surface-mount technology (SMT)
•
Global Inkjet Systems (GIS) – Digital printing sub-components hardware and software
•
Markforged – Desktop and industrial fused filament fabrication (FFF) solutions
•
Markforged Binder Jetting – Industrial Binder jetting solution for metal printing

These solutions are sold to industrial leaders and organizations, including: aerospace, automotive, defense, electronics, medical, research and academia, as well as government organizations.

We believe that additive manufacturing (AM), which is known to some as 3D printing, of electronics and precision industrial applications are key to future growth in the manufacturing industry. We also believe that advancements in Surface Mount Technology (SMT) via Essemtec’s adaptive platforms represent the next frontier in high-mix, high-speed electronic assembly.

We have offices spanning across the United States, Germany, Israel, Japan, Poland, UK, Sweden, Switzerland, and Taiwan. These offices serve to broaden our customer engagement across regions and serve as focal points for advancing our strategic objectives. To date, some of our offices are those of a single product line, while others include teams representing more than one product line. Integrating these teams and offices is important to our ability to realize synergies in sales and marketing.

History and Development

Our legal and commercial name is Nano Dimension Ltd. We were incorporated in the State of Israel in December 1960 and are subject to the Israeli Companies Law 5759‑1999 (the “Companies Law”). In August 2014, we acquired 100% of the share capital of Nano Dimension Technologies. Nano Dimension Technologies was incorporated in the State of Israel in July 2012. On March 7, 2016, our ADSs commenced trading on the NASDAQ Capital Market under the symbol “NNDM”. From 2012 until 2021, we operated solely as a 3D printing company focused on designing and manufacturing systems used in the fabrication of electronics. During this time, we leveraged our expertise in printing two materials in the same system to produce PCBs and electronic devices.

Starting in April 2021, we commenced a mergers and acquisitions program that resulted in a number of transactions that changed the Company considerably. On April 23, 2021, we acquired all of the issued and outstanding share capital of DeepCube. In September 2022, DeepCube was merged with Nano Tech. In 2025, we discontinued DeepCube operations.

In April 2021, we acquired all of the issued and outstanding share capital of NanoFabrica. In September 2022, NanoFabrica was merged with Nano Tech. In 2025, we discontinued the NanoFabrica product lines.

In June 2021, we established J.A.M.E.S., a joint venture with HENSOLDT Holding Germany GmbH, for developing additively manufactured electronics through engineering consulting and design sharing. In 2025, the Advisory Board of J.A.M.E.S. discontinued its operations.

In November 2021, we acquired all of the issued and outstanding share capital of Essemtec. Essemtec is a leader in adaptive highly flexible surface mount technology, or SMT, pick-and-place equipment, sophisticated dispenser suitable for both high-speed and micro-dispensing, and intelligent production material storage and logistic system. Its products are equipped with a sophisticated software package which makes extensive and efficient material management possible.

In January 2022, we acquired all of the issued and outstanding share capital of Global Inkjet Systems (GIS). GIS is a leading developer and supplier of high-performance control electronics, software, and ink delivery systems. GIS is known for inventing and delivering state-of-the-art 2D and 3D printing inkjet hardware and unique operating software. GIS has approximately 150 customers around the world with a focus on high-value, precision-oriented applications such as specialized direct-to-container packaging, printed electronics, functional fluids, and 3D printing, which can all be controlled by the proprietary software system.

In July 2022, we acquired all of the issued and outstanding share capital of Formatec Holding. Formatec Holding has two subsidiaries - Admatec and Formatec, based in the Netherlands. In April 2025, Admatec and Formatec were declared bankrupt by the Zeeland-West-Brabant court in the Netherlands.

In August 2023, we acquired all of the intellectual property assets of Additive Flow. Additive Flow develops high-performance and high-quality simulation software for mechanical, thermal, thermo-mechanical properties, along with frequency and fatigue across a range of materials and processes. Its product addresses design, production, and quality decisions, while optimizing for cost, weight, manufacturing productivity, and manufacturing yield – all simultaneously.

Additionally, from March through May 2023, we made several non-binding offers to acquire all of the outstanding ordinary shares of Stratasys. After not proceeding with these offers to acquire all ordinary shares, we made a series of special tender offers from May through July 2023 to acquire at least 51% of the outstanding shares, inclusive of the 14.1% ownership at the time of the offer. The offers were dependent on a number of closing conditions being met. As these conditions were not met, we did not complete the special tender offers.

In April 2025, the Company acquired Desktop Metal, Inc. ("Desktop Metal" or "Desktop"). Desktop Metal offered a portfolio of integrated additive manufacturing solutions comprised of hardware, software, materials, and services with support for metals, polymers, elastomers, ceramics, sands, composites, and biocompatible materials through pioneering a new generation of additive manufacturing technologies focused on Additive Manufacturing 2.0, the volume production of end use parts. In July 2025, Desktop Metal filed for Chapter 11 bankruptcy and the bankruptcy process was completed in the third quarter of 2025.

Additionally in April 2025, the Company acquired Markforged Holding Corporation ("Markforged"). Markforged designs, produces and markets cloud-based software products and hardware products, including precise and reliable 3D printers connected to its software enabled platform The Digital Forge, proprietary metal and composite materials to bring industrial production to the point of need on the factory floor.

Disputes with Shareholders and Change in Management

In January 2023, Murchinson Ltd., or Murchinson (which is an advisor or sub-advisor of one of our major ADS holders), submitted a request to our board of directors for us to convene a special general shareholders meeting, or EGM, which would include certain amendments to our amended and restated articles of association, or Articles (including an amendment which would permit the shareholders to remove members of the board at a general meeting by a simple majority), as well as removal of four then currently serving directors – Mr. Stern, Mr. Gera, Mr. Rotem and Dr. Nissan-Cohen - and appointment of two new director nominees, proposed by Murchinson, namely Dr. Joshua Rosensweig and Mr. Kenneth Traub. Our former board of directors, or the Former Board rejected Murchinson’s request, stating that they believed it failed to comply with requirements under laws and regulations in Israel and the United States, as well as with our amended and restated articles of association.

In March 2023, an extraordinary general meeting (the “March 2023 EGM”) was convened by Murchinson, despite the rejection of the Former Board. At the March 2023 EGM, our shareholders approved the election of Dr. Rosensweig and Mr. Traub to our board of directors and further approved the removal of Messers. Stern, Gera, Rotem and Dr. Nissan-Cohen. The former Board did not recognize the results of the March 2023 EGM.

On September 7, 2023, the Former Board convened an Annual General Meeting of Shareholders, or the 2023 AGM. At the AGM, our shareholders approved the re-election to our board of Dr. Yoav Nissan Cohen, Mr. Oded Gera and Col. (Res.) Channa (Hanny) Caspi.

On November 21, 2024, the Israeli Central Court ruled that the March 2023 EGM was duly convened and the resolutions there duly approved, which included the election of Dr. Rosensweig and Mr. Traub to, and removal of Mr. Yoav Stern from, our board of directors, as well as the amendments to the Articles.

Following the announcement by the Company on October 16, 2024 of the convening of an annual general meeting on December 6, 2024, or the 2024 AGM, the Company received a written request from Murchinson requesting that the Company add certain items to the 2024 AGM agenda. As a result, an amended agenda was sent to the shareholders, which included on the agenda the items proposed by the Former Board as well as the items proposed by Murchinson. Consequently, the shareholders were asked to approve the election to our board of nominees recommended by the Former Board, namely Mr. Yoav Stern and General Michael X. Garrett, the Former Board Nominees, or alternatively approve the election of the nominees recommended by Murchinson, namely, Mr. Ofir Baharav and Mr. Robert Pons, or the Murchenson Nominees. The agenda also included the proposal by Murchinson to amend the Articles to “de-stagger” the board. At the 2024 AGM, the shareholders voted to approve the election of the Murchinson Nominees, but not to de-stagger the board.

On December 16, 2024, we announced that Dr. Yoav Nissan-Cohen, and Messrs. Eitan Ben-Eliahu, Oded Gera, Roni Kleinfeld, Chris Moran and Mrs. Georgette Mosbacher resigned from our board.

On December 26, 2024, Mr. Yoav Stern’s engagement as Chief Executive Officer was terminated and Mr. Julien Lederman was appointed as Interim Chief Executive Officer.

On February 3, 2025, Mr. Kenneth Traub resigned from our board with immediate effect, following his appointment as CEO and President of Comtech Telecommunications Corp., and Mr. David Stehlin was appointed to the board.

On April 8, 2025, Mr. Ofir Baharav was appointed as the new permanent Chief Executive Officer, replacing Mr. Julien Lederman who was appointed our Chief Business Officer. On April 7, 2025, Mr. Baharav resigned from our board of directors with immediate effect.

For information relating to legal proceedings, see Item 3 “Legal Proceedings”.

On April 2, 2025, we consummated a merger with respect to Desktop Metal pursuant to a Merger Agreement entered into on July 2, 2024. Upon consummation of the Merger Agreement, we purchased all of the outstanding shares of Desktop Metal for an aggregate consideration of approximately $179.3 million, or $5.295 per share and a merger subsidiary wholly-owned by us merged with and into Desktop Metal. Desktop Metal designed and offered a portfolio of integrated additive manufacturing solutions across a range of additive manufacturing technologies with support for metals, polymers, elastomers, ceramics, sands, composites, and biocompatible materials.

On April 24, 2025, Mr. Assaf Zipori, formerly the Chief Financial Officer of Markforged, was appointed as our Chief Financial Officer.

On April 25, 2025, we consummated a merger with respect to Markforged pursuant to a Purchase Agreement entered into on September 25, 2024. Upon consummation of the transaction, we purchased all of the outstanding shares of Markforged for an aggregate consideration of approximately $115 million, or $5.00 per share, and a merger subsidiary wholly-owned by us merged with and into Markforged. Markforged designs and offers additive manufacturing solutions, with a focus on fused filament fabrication printing technology designed to support specialty materials.

From January 2025, we have discontinued a number of product lines, including Fabrica, Admatec, Formatec, Formatec Holdings, DeepCube, and the AME online community platform (J.A.M.E.S.). In April 2025 Admatec, Formatec, and Formatec Holdings were declared bankrupt.

On July 28, 2025, following a process conducted by Desktop Metal’s independent Board of Directors to explore available strategic alternatives and address Desktop Metal’s significant liabilities and liquidity needs stemming from decisions made by its prior management, Desktop Metal and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). Desktop Metal’s Chapter 11 filing was authorized by its independent Board of Directors. Desktop Metal was deconsolidated in the third quarter of 2025 following the Chapter 11 bankruptcy filing.

On September 9, 2025, Mr. David Stehlin was appointed as Chief Executive Officer, replacing Mr. Ofir Baharav.

On November 1, 2025, Mr. John Brenton, formerly the Vice President of Finance and Corporate Controller of Nano, was appointed as Chief Financial Officer.

Taking into account the effects of the 2025 acquisitions of U.S.-based companies, as well as the appointments of a majority of the executives and directors, who are currently based in the U.S., when assessing our status under the foreign private issuer definition as of June 30, 2025 (the determination date), we no longer qualify as a foreign private issuer and have transitioned to a U.S. domestic issuer as of January 1, 2026.

Our principal executive office is located at 60 Tower Road, Waltham, Massachusetts, 02451, United States. Our telephone number in Waltham MA is +1 (866) 496-1805.

Industry Overview

Traditional manufacturing and the potential of additive manufacturing.

We operate in the industrial machinery solutions industry.

The global manufacturing industry for electronics (PCB and high-performance electronics) and mechanical manufacturing (injection molding, CNC (Computer Numerical Control) machining, sheet metal, and casting) is composed primarily of subtractive technologies with numerous difficulties and limitations. Designers and engineers have been limited to the constraints of existing processes that have impacted the ability to manufacture important end products, thus affecting the firm’s bottom line and the value provided to their customers. Existing means of manufacturing also increases the reliance on a network of suppliers and partners, which creates more supply chain risk and increases the time for production. These networks of suppliers and partners also often place a high reliance on leveraging suppliers and partners in the Far East, which adds time and risk of intellectual property (“IP”) theft.

Additive manufacturing is the process of making a three-dimensional solid object from a digital model. Using an additive process, where successive layers of material are laid down in different shapes. Additive manufacturing is considered distinct from traditional machining techniques, which mostly rely on the removal of material by methods such as cutting or drilling (subtractive processes).

Additive manufacturing provides numerous advantages compared to traditional electronics and mechanical manufacturing.

Additive manufacturing provides:

•
Design flexibility: Traditional manufacturing methods have limited design flexibility. This is because they rely on subtractive manufacturing techniques, where material is removed from a solid block or sheet of material to create the desired shape. On the other hand, additive manufacturing allows for the creation of complex geometries and shapes that would be difficult or impossible to produce using traditional methods.
•
Low setup costs: Traditional manufacturing methods often require expensive tooling and setup costs. This makes them less suitable for small production runs or custom projects. On the other hand, additive manufacturing does not require tooling and setup costs as the changes are in the software design and is, therefore, more cost-effective for quick turnaround prototyping and small production runs.
•
Accelerated time-to-market: Traditional manufacturing methods can have long lead times due to the time required for tooling and setup and the reliance and several manufacturing suppliers. On the other hand, additive manufacturing eliminates the need for extensive tooling and setup and can reduce or eliminate the reliance on several manufacturing suppliers, thus enabling shorter lead times.
•
Assembly consolidation: Traditional manufacturing methods often require multiple components to be manufactured separately and then assembled together, which can add additional costs and time to the manufacturing process. On the other hand, additive manufacturing can consolidate multiple components into a single, complex part, reducing the need for assembly and further streamlining the manufacturing process.
•
Material savings: Traditional manufacturing methods often produce significant material wastage, especially in subtractive manufacturing techniques where excess material is removed. On the other hand, additive manufacturing can produce parts with little to no wastage, which is more environmentally friendly and cost-effective.

Additive manufacturing as a pillar of Industry 4.0

Industry 4.0, also known as the Fourth Industrial Revolution, refers to the current trend of integrating advanced technologies such as Artificial Intelligence (“AI”), the Internet of Things, or IoT, robotics, and automation into manufacturing and other industries. The goal of Industry 4.0 is to create more intelligent, efficient, flexible, and productive manufacturing solutions.

We believe that additive manufacturing is at a defining inflection point, given an ever-growing commitment to industry 4.0 transformation by large and small companies. To underscore the potential of additive manufacturing, several Fortune 500 and other tier-one companies operating across a number of distinct industries have made substantial investments to decisively enter the additive manufacturing market. Examples include leading companies in aerospace and defense, dental and cosmetics, and apparel and footwear. With the production world increasingly depending on additive manufacturing, we see advancements internally and externally focused on new technologies, materials, and the integration of additional industry 4.0 solutions such as robotics and AI.

The industry 4.0 manufacturing revolution includes the electrical and mechanical precision and industrial manufacturing of mission-critical products across multiple industries, from satellites to medical devices and IoT devices that require precision and electronic components. We also see tremendous growth in low volume, high business impact tools and parts that keep assembly lines and operations running. We believe that fully additively manufactured smart connected products are the next phase of industry 4.0.

Additive manufacturing has the potential to be key in the re-shoring trend

Recent geopolitical, economic, and supply chain events have caused many advanced Western firms to consider re-shoring manufacturing and/or their manufacturing suppliers. Re-shoring provides supply chain resilience, cost savings, customization, in-house/local IP, and additive manufacturing specifically can be central to leverage this opportunity.

Additive manufacturing has historically been used for prototyping and proof of concept manufacturing

Additive manufacturing has mainly been used for prototyping because it offers a lower cost way of manufacturing single or small batches and provides a high degree of design freedom and flexibility in creating complex geometries that may be difficult or impossible to produce using traditional manufacturing methods. Additionally, additive manufacturing allows for rapid iteration and testing of multiple design concepts, which is critical as this stage in the development process. These benefits are a perfect fit for high value, low volume parts for critical operations in aerospace and defense, food and beverage manufacturing, and automotive manufacturing. Now, instead of waiting for replacement parts to make it through a supply chain, they can be manufactured at the point of need.

Surface-mount technology as a key complementary offering

Surface-mount technology, or SMT is the leading method for assembling electronic circuits, with components mounted directly onto printed circuit boards, or PCBs. SMT enables higher component density, improved performance, and greater manufacturing efficiency compared to traditional methods. The industry serves critical sectors such as automotive, aerospace, industrial, medical, and consumer electronics. Companies provide highly automated placement machines, soldering equipment, inspection systems, and supporting software for PCB assembly. Growth is driven by increasing product complexity, miniaturization, and demand for high-reliability manufacturing. Innovation around automation, data-driven production, and smart manufacturing is reshaping the industry. SMT manufacturers are essential to advancing technology and operational excellence for OEMs and EMS providers globally. The industry remains highly competitive, with continuous investment in research and development and customer support required for success.

Market Opportunity

We are positioned to continue to take advantage of manufacturing industry trends. The future of manufacturing looks promising; businesses across industries such as aerospace/defense, automotive, electronics, industrial, medical, and research and development/academia have shown increasing demand for additive manufacturing solutions. The market opportunity should be considered based on the different segments that our respective technologies serve.

The current industry practices present challenges to electronics and manufacturing, including poor energy efficiency, slow production time and high costs, long time to get to market, and potential risks for IP theft. We provide systems and solutions for additive manufacturing and electronics manufacturing, a unique offering that enables a compelling proposition to the most innovative and advanced manufacturers seeking rapid fabrication of high-performance components.

Strategy

Our overall business strategy is based on the following pillars:

•
Partnering with leading industrial titans to enable advanced, complex parts manufacturing at scale, rather than fabrication of experimental designs and concepts.
•
Utilizing our cloud-based processing, machine learning, and intelligent systems to deliver precise and scalable parts production across facilities.
•
Disciplined execution, true to our business model, aligned with our vision, and true to our customers’ strong commitment to profitable growth with a strong capital base.

A number of transformative efforts are underway to realize this business strategy. This includes a greater focus and optimization of whatever is deemed core and key to long-term success, while also including a discontinuing of certain products and operations through divestment or shut down.

Nano Dimension’s Board of Directors, with the support of its financial advisors, Guggenheim Securities, LLC and Houlihan Lokey, continues to advance a structured and data driven strategic alternatives review process. This thorough and comprehensive process is progressing in-line with the Company’s stated plan and remains focused on evaluating all options to maximize shareholder value.

Industrial machinery

•
Additive manufacturing via inkjet for electronics
•
Additive manufacturing via binder jetting systems for mechanical parts
•
Additive manufacturing via fused filament fabrication systems for polymer, metal, and composite parts
•
Ink delivery systems as sub-systems for industrial inkjet systems
•
Surface-mount technology printed circuit boards and electronic devices

Software

•
A suite of software solutions that combined with industrial machinery aid in design, simulation, inspection, and manufacturing management

Consumables and technology

•
Composites
•
Metal
•
Polymers
•
Replacement parts for machines

Seasonality

Our business is generally not subject to seasonality. However, we have historically experienced higher hardware sales in the third and fourth quarters. We believe this trend is likely driven by available funds in federal capital budgets at the end of the third quarter and commercial budgets at year end which they direct towards the evolution of their manufacturing processes through investments in additive manufacturing.

Regulation

The Company is subject to domestic laws, rules, regulations, self-regulatory codes, circulars and orders governing data privacy and transparency, including, but not limited to, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, the California Consumer Privacy Act, the California Privacy Rights Act, and the Physician Payments Sunshine Provisions of the Patient Protection and Affordable Care Act. Applicable privacy laws restrict the use and disclosure of personal information, and mandate the adoption of standards relating to the privacy and security of individually identifiable information such as data minimization, access control, providing transparent notice of our privacy practices, and respecting data subject rights. Privacy laws also require the reporting of certain breaches of individually identifiable information. The Physician Payments Sunshine Provisions of the Patient Protection and Affordable Care Act require the Company to record all transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for public disclosure.

Intellectual Property

We seek patent protection as well as other effective intellectual property rights related to our products, services and technologies in the United States and certain other countries. Our policy is to pursue, maintain and defend intellectual property rights developed internally and to protect the technology, inventions and improvements that are commercially important to the development of our business.

We have a portfolio of approximately 383 issued U.S. and foreign patents and pending or allowed patent applications.

We are currently in the process of evaluating our patent portfolio focusing on critical aspects of additional manufacturing and specialized materials. We are adjusting the geographical scope of each patent family according to its evaluation, assessing and ranking subsidiaries’ IP in relation to our core technologies, and considering monetizing or dropping intellectual property that does not protect the core technologies. Furthermore, we are harvesting and developing intellectual property from existing knowledge that covers critical aspects of our technologies.

Competition

We have experienced, and expect to continue to experience, competition from several companies.

Our additive manufacturing solutions have competition from other vendors in the same domain. The current market landscape is fragmented, consisting of both established public companies focused on additive manufacturing and divisions within broader industrial conglomerates, as well as earlier stage start-ups and growth phase companies. Additionally, as a disruptive technology, a primary source of competition is the existing means of manufacturing. For example, for metal components it is CNC and for polymer components it is injection molding.

We believe our additive manufacturing solutions compare favorably based on our focus on sophisticated technologies that are oriented to the higher end of a combination of precision and high-performance materials, which are together complemented by a sophisticated software suite, including machine learning.

Our surface-mount technology has competition from other vendors in the same domain. The current market landscape is composed largely of larger industrial companies, especially those in China, who compete strongly on price and high-volume capabilities, which is a competitive advantage in a domain that is price sensitive and often requires scale.

We believe our surface-mount technology solutions compare favorably based on our focus on flexible solutions that are tailored specifically for the high-mix, low-volume segment of manufacturing, where many other solutions cannot compete as effectively.

Research and Development

Our efforts are continually focused on research and development in the domains of hardware, software, and materials science.

In nearly every product line, we have at least one research and development project in the pipeline. They take the form of a new manufacturing solution, the software that is used within it, or the materials that are used by it. These projects may be done as part of one larger program or individual efforts.

This relies on a team of talented and dedicated engineers, technicians, scientists, and professionals with experience from a wide variety of the world’s leading industrial systems, robotics, materials, and technology organizations.

From time to time, we explore the application of our technology to additional areas within 3D printing and other industries.

Our research and development expenses totaled $30.1 million, $39.6 million and $65.1 million in the years ended December 31, 2025, 2024, and 2023, respectively (not taking into account the research and development expenses of acquired entities prior to consolidation). Given our acquisitions and our new strategy, we expect our research and development expenses to decrease over the foreseeable future given the smaller and more focused research and development organization of our combined company.

During 2025, the majority of our research and development operations were conducted at our facilities in Ness Ziona, Israel, the United States, and Switzerland.

Grants from Israel’s Innovation Authority

Our research and development efforts are financed in part through royalty-bearing grants from the Israeli Innovation Authority (“IIA”). As of December 31, 2025, we have received the aggregate amount of $2.2 million from the IIA for the development of our additive manufacturing system and nano-inks. With respect to such grants, we are committed to pay royalties of 3% on sales proceeds from our products that were developed under IIA programs up to the total amount of grants received, linked to the U.S. dollar and bearing interest. For IIA grants approved by the IIA prior to January 1, 2024 but which are outstanding thereafter, as of January 1, 2024 the annual interest is calculated at a rate based on 12‑month Secured Overnight Financing Rate (“SOFR”), or at an alternative rate published by the Bank of Israel plus 0.71513%; and, for grants approved on or following January 1, 2024 the annual interest shall be the higher of (i) the 12 months SOFR interest rate, plus 1%, or (ii) a fixed annual interest rate of 4%. Regardless of any royalty payment, we are further required to comply with the requirements of the Research Law, with respect to those past grants. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the Research Law restrict the transfer or license of such know-how whether inside or outside of Israel and the transfer of manufacturing or manufacturing rights of such products, technologies or know-how outside of Israel, without the prior approval of the IIA. In addition, any change of control and any change of ownership of our Ordinary Shares that would make a non-Israel citizen or resident an “interested party,” as defined in the Research Law, requires written notice to the IIA. We do not believe that these requirements will materially restrict us in any way.

Production and Manufacturing

We purchase the raw materials required for the production of our products, including components of additive manufacturing and surface-mount technology systems and materials to produce our ink products.

The majority of our manufacturing equipment was assembled in house through 2024. From 2025, with our recent acquisitions, some products are manufactured via third-party partners.

With respect to our ink products, the majority of which are manufactured in-house, we have a production facility to support the commercialization and production of the inks. We believe that the size and capacity of our facilities will be sufficient to support our future commercialization activities.

We are certified for three international standards- the ISO 45001:2018 (occupational health and safety within the workplace), ISO 14001:2015 (Standard – EMS (Environmental Management System)) and ISO 9001:2015 (Quality management system). We are also ISO 27001:2022 certified (information security management).

Markforged’s hardware products are either manufactured in-house or via third-party contract manufacturers with international quality certifications, such as ISO 9001 (Quality management system) and ISO 27001:2022 (information security management).

Sales and Marketing

We have a global sales and marketing organization. In some instances, we have sales and marketing leaders selling several products from our portfolio, in other instances we have dedicated people selling certain products. We work through a combination of direct sales and through channel partners, such as brokers or value-added reseller partners, or VARs. Our global marketing team drives our lead generation and new customer acquisition.

We believe our sales and marketing efforts will be more efficient as a result of our customer base increases arising from our acquisition of Markforged.

Human Capital

We consider our employees to be critical to our success. As of December 31, 2025, we had 468 full-time employees based primarily in Israel and the United States. A majority of our employees are engaged in engineering, operations and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. Our employees based in Sweden are subject to one of two current collective bargaining agreements. These agreements apply to 22 of our full-time employees as of December 31, 2025.

Our success depends upon our ability to attract and retain highly qualified employees. We are committed to creating and maintaining an inclusive culture which values equality, opportunity and respect. We expect all of our employees to observe the highest levels of business ethics, integrity, mutual respect, tolerance and inclusivity. Our Code of Business Conduct and Ethics sets forth policies reflecting these values and also provides direction for registering complaints in the event of any violation of our policies. An “open door” policy is maintained at all levels of the organization and any form of retaliation against an employee is strictly prohibited.

The success of our business is fundamentally connected to the physical and mental well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees and contractors. We provide our employees with a wide range of benefits, including benefits directed to their health, safety and long-term financial security.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including exhibits), and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge on or through our website at www.nano-di.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission, or SEC. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The information contained on our website or available through our website is not incorporated by reference into and should not be considered a part of this annual report on Form 10-K, and the reference to our website in this annual report on Form 10-K is an inactive textual reference only. Nano USA is our agent in the United States, and its address is 60 Tower Road, Waltham, Massachusetts, 02451.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K, including “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of these risks actually occurs, our business and financial condition could suffer and the price of our ADSs could decline.

Summary of Risk Factors

Risks Related to Our Business and Industry

•
Our strategic shift away from acquiring businesses towards a focus on the evaluation of a comprehensive range of strategic alternatives and improving our core business may be unsuccessful;
•
Our re-domestication from Israel to the United States may adversely affect shareholders and subject us to new legal, tax and regulatory risks;
•
The U.S. trade tariffs may increase the costs of importing our products into the U.S. and increase our supply chain costs, which could potentially reduce profit margins and affect our competitive position; and
•
We are subject to particular risks in light of our two Interim National Security Agreements with the Committee on Foreign Investment in the United States (“CFIUS”).

Risks Related to Our Financial Condition and Capital Requirements

•
Although we generate revenues from the sale of our current products, we may never reach profitability;
•
Previous mergers and acquisitions resulted in acquiring businesses that themselves were operating at a financial loss. We may be unable to effectively mitigate those losses through post-merger integration and/or additional cost reductions measures and/or divestments; and
•
Our non-financial assets may lead to impairments in the future.

Risks Related to Our Intellectual Property

•
Lack of patent protection may hinder our market competitiveness and failure to safeguard trade secrets could enable competition to use our proprietary information;
•
Inability to maintain effective proprietary rights for our products, may affect our ability to compete effectively; and
•
Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Risks Related to the Ownership of the ADSs or our Ordinary Shares

•
We do not anticipate paying any dividends, except as related to the repurchase of our Ordinary Shares as provided under the Israeli Companies Law;
•
We may be a “passive foreign investment company”, or PFIC, for U.S. federal income tax purposes in 2025 or in any subsequent taxable year. There generally would be adverse tax consequences for U.S. taxpayers that are holders of our ADSs or Ordinary Shares if we are or were to become a PFIC;

•
ADSs holders may not be entitled to a jury trial with respect to claims arising under the deposit agreement, which could result in less favorable results to the plaintiff(s) in any such action;
•
ADS holders may not have the same rights as the holders of our Ordinary Shares; and
•
The market price of our ADSs has been, and may continue to be, highly volatile, and such volatility could cause the market price of our ADSs to decrease and could cause you to lose some or all of your investment in our ADSs.

Risks Related to Israeli Law and Our Operations in Israel

•
As some of our operations are located in Israel, we could be adversely affected by the implications of political, economic and military instability in Israel and the Middle-East;
•
Provisions of Israeli law, and our amended and restated articles of association may delay, prevent or otherwise impede a merger with, or an acquisition of, our company, which could prevent a change of control, even when the terms of such a transaction are favorable to us and our shareholders;
•
Our operations are subject to currency and interest rate fluctuations; and
•
We received Israeli government grants for certain portions of our research and development activities. The terms of those grants may require us to pay royalties and to satisfy specified conditions in order to manufacture products and transfer technologies outside of Israel. If we fail to satisfy these conditions, we may be required to pay penalties and refund grants previously received.

General Risk Factors

•
Raising additional capital would cause dilution to holders of our securities, and may affect the rights of existing shareholders;
•
Significant disruptions of our information technology systems or breaches of our data security could adversely affect our business;
•
We may be subject to litigation, which is expensive and could divert management attention; and
•
If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our ADSs or Ordinary Shares, the price and trading volume of our ADSs or Ordinary Shares could decline.

Risks Related to Our Business and Industry

Our strategic shift away from acquiring businesses towards a focus on the evaluation of a comprehensive range of strategic alternatives and improving our core business and executing its implementation may be unsuccessful.

On September 9, 2025, we announced that we have initiated a process to explore and evaluate a comprehensive range of strategic alternatives to reinforce our commitment to maximize shareholder value while continuing to build relationships with critical customers and market segments. We are also reviewing every product line and individual product to determine if it aligns with our longer-term objectives. This review is very complex, involving multiple criteria and many members of our management team. As this process depends on anticipating future trends, opportunities regarding strategic alternatives and/or building products that meet future needs, our expectations may not be accurate or effective, and ultimately, we may not achieve the results that we intend. Consequently, our efforts to achieve profitability may not be successful.

Additionally, a particular element of this process, may be the determination from time to time, that the focus on our revised strategy will require us to close or divest certain product line or specific products, including those product lines or specific products developed and manufactured by the companies which we have recently acquired. Such closures or divestments can result in material disruptions to our business, employees, customers, and partners, which may have a material adverse effect on our operations and financial condition, and which may also not achieve the results intended in the longer term. In addition, Desktop filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in July 2025 and the bankruptcy process was completed in the third quarter of 2025.

Our re-domestication from Israel to the United States may adversely affect shareholders and subject us to new legal, tax and regulatory risks.

After our re-domestication from Israel to the United States, our corporate affairs will be governed by certain U.S. state law, under which the rights of shareholders may differ materially from those under the Israeli Companies Law, including with respect to fiduciary duties, shareholder litigation rights, derivative actions and the availability of monetary damages against directors and officers. The re-domestication may also result in increased compliance costs. We will be subject to certain U.S. state law and regulations that differ from those previously applicable to us, which may increase our administrative burden and expenses. In addition, uncertainty regarding the interpretation of state corporate law and potential changes in applicable tax or regulatory regimes could adversely affect us.

If investors perceive that the re-domestication reduces shareholder protections or increases risk, the market price of our ADSs could be adversely affected.

The U.S. trade tariffs may increase the costs of importing our products into the U.S. and increase our supply chain costs which could potentially reduce profit margins and affect our competitive position.

A material portion of our products is produced outside of the U.S. The U.S. trade tariffs implemented by President Trump may challenge us, particularly concerning the increased costs associated with importing our finished products into the U.S. The additional cost on goods imported to the U.S., as a result of the tariffs, would directly affect our profit margins when borne by us, or, when borne by our U.S. customers, would effectively lead to a higher purchase price for our customers. Such an increase could drive our customers to seek local alternatives that do not carry the tariff burden, potentially decreasing the demand for our products and affecting our market share. Furthermore, the uncertainty and volatility introduced by these tariffs complicate decision making, planning and forecasting for our customers as well as for us, making it difficult to predict future costs and financial outcomes accurately.

Additionally, the U.S. trade tariffs may challenge us in terms of increased supply chain costs. The tariffs will result in an immediate rise in expenses for any of our raw materials imported into the U.S., which depending on their country of origin, may be a very material increase, and as a result will directly affect our operational costs. This increase in costs may erode our profit margins, making it more difficult for us to maintain our competitive edge in the industry. Furthermore, the tariffs introduce a layer of uncertainty and volatility into our financial planning and forecasting.

The potential for further tariff changes or escalations could exacerbate these challenges, making it difficult to predict future costs and financial outcomes accurately.

We are subject to particular risks in light of our Interim National Security Agreements with the U.S. Government.

In connection with our acquisitions of each of Desktop and Markforged, we entered into two Interim National Security Agreements (the “Interim Agreements”) with the U.S. Government, represented by the U.S. Department of the Treasury, the U.S. Department of War, and the U.S. Department of Energy, collectively acting as the CFIUS. The Interim Agreements, effective as of April 1 and April 24, 2025, include several requirements related to supply assurance, product integrity, protection of personal and technical information, and cybersecurity audits.

Consequently, we are subject to stringent compliance requirements through the Interim Agreements, which may impose operational constraints and require significant resources to ensure adherence. Failure to comply with the Interim Agreements could result in penalties, including fines or restrictions on business operations, which could adversely affect our financial condition and results of operations.

We are committed to fulfilling all obligations under the Interim Agreements. However, there can be no assurance that compliance with these agreements will not have a material adverse effect on the Company’s business, financial condition, or results of operations.

Our operating results and financial condition may fluctuate.

Even if we are successful in introducing our products to the market, the operating results and financial condition of our Company may fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which will not be within our control. If our operating results do not meet the information that we provide to the marketplace or the expectations of securities analysts or investors, the market price of our ADSs will likely decline. Fluctuations in our operating results and financial condition may be due to a number of factors, including those listed below and those identified throughout this “Risk Factors” section:

•
the level of market acceptance of our new more focused business plan;
•
the degree of market acceptance of our products and services;
•
the mix of products and services that we sell during any period;
•
long sales cycles;
•
changes in the amount we spend to develop, acquire or license new products, consumables, technologies or businesses;
•
changes in the amounts that we spend to promote our products and services;
•
changes in the cost of satisfying our warranty obligations and servicing our installed base of systems;
•
delays between our expenditures to develop and market new or enhanced systems and consumables and the generation of sales from those products;
•
development of new competitive products and services by others;
•
difficulty in predicting sales patterns and reorder rates that may result from a multi-tier distribution strategy associated with new product categories;
•
litigation or threats of litigation, including intellectual property claims by third parties and shareholder claims;
•
changes in accounting rules and tax laws;
•
the geographic distribution of our sales;
•
our responses to price competition;
•
general economic and industry conditions that affect end-user demand and end-user levels of product design and manufacturing;
•
changes that affect returns on our cash balances and short-term investments;
•
changes in exchange rates between the U.S. dollar and other currencies in which we operate, that affect the value of our net assets, future revenues and expenditures from and/or relating to our activities carried out in these currencies; and
•
the level of research and development activities by us.

Due to all of the foregoing factors, and the other risks discussed in this Annual Report on Form 10-K, you should not rely on quarter-to-quarter comparisons of our operating results as an indicator of our future performance.

The markets in which we participate are competitive. Our failure to compete successfully could cause any future revenues and the demand for our products not to materialize or to decline over time.

Given that we have a diverse portfolio of products, we compete for customers with a variety of manufacturers that fabricate specialty industrial products, including electronics and mechanical components. Our competitors usually have extensive track records and relationships within their respective domains. With regard to our electronics-oriented products our competitors are electronics design and manufacturing firms and/or other systems developers. For our mechanical oriented products, our competitors are parts manufacturers and/or other systems developers. In both domains, there are incumbents operating traditional technologies, as well as new entrants bringing disruptive technologies to the market. Many of our current and potential competitors have longer operating histories and more extensive name recognition than we have and may also have greater financial, marketing, manufacturing, distribution and other resources than we have. Current and future competitors may be able to respond more quickly to new or emerging technologies and changes in end-user demands and to devote greater resources to the development, promotion and sale of their products than we can. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive (whether from a price perspective or otherwise). We cannot assure you that we will be able to maintain a competitive position or to compete successfully against current and future sources of competition.

Defects in products could give rise to product returns or product liability, warranty or other claims that could result in material expenses, diversion of management time and attention, and damage to our reputation.

Even if we are successful in introducing our products to the market, our products may contain undetected defects or errors that, despite testing, are not discovered until after a product has been used. This could result in delayed market acceptance of those products, claims from distributors, end-users or others, increased end-user service and support costs and warranty claims, damage to our reputation and business, or significant costs to correct the defect or error. We may from time to time become subject to warranty or product liability claims that could lead to significant expenses as we need to compensate affected end-users for costs incurred related to product quality issues.

This risk of product liability claims may also be greater due to the use of certain hazardous chemicals used in the manufacture of certain of our products. In addition, we may be subject to claims that our additive manufacturing systems have been, or maybe, used to create parts that are not in compliance with legal requirements.

Any claim brought against us, regardless of its merit, could result in material expense, diversion of management time and attention, and damage to our reputation, and could cause us to fail to retain or attract customers. Currently, we maintain product liability insurance. Our product liability insurance is subject to deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims. Costs or payments made in connection with warranty and product liability claims and product recalls or other claims could materially affect our financial condition and results of operations.

As the regulatory framework for AI technology evolves, our business, financial condition, and results of operations may be adversely affected.

Some of our products use AI technology. However, in recent years, use of these methods has come under increased regulatory scrutiny, and the regulatory framework for AI technology is evolving and remains uncertain. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in new ways that would affect the operation of our Industrial AI solutions business and the way in which we can sell AI based technologies. Specifically, such laws and regulations may limit our ability to use our AI models or require us to make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs, or hinder our ability to improve our services. Further, the cost of complying with such laws, rules, or regulations could increase our operating expenses, which could adversely affect our business, financial condition, and results of operations.

If our relationships with suppliers for our products and services, especially with single source suppliers of components of our products, were to terminate or our manufacturing arrangements were to be disrupted, our business could be interrupted.

We purchase component parts and raw materials that are used in our products and services from third-party suppliers, some of whom may compete with us. While there are several potential suppliers of most of these component parts and raw materials that we use, we currently choose to use only one or a limited number of suppliers for several of these components and materials. Our reliance on a single or limited number of vendors involves a number of risks, including:

•
potential shortages of some key components;
•
product performance shortfalls, if traceable to particular product components, since the supplier of the faulty component cannot readily be replaced;
•
discontinuation of a product on which we rely;
•
potential insolvency of these vendors; and
•
reduced control over delivery schedules, manufacturing capabilities, quality and costs.

In addition, we require any new supplier to become “qualified” pursuant to our internal procedures. The qualification process involves evaluations of varying durations, which may cause production delays if we were required to qualify a new supplier unexpectedly. We generally assemble our systems and parts based on our internal forecasts and the availability of raw materials, assemblies, components and finished goods that are supplied to us by third parties, which are subject to various lead times. If certain suppliers were to decide to discontinue production of an assembly, component or raw material that we use, the unanticipated change in the availability of supplies, or unanticipated supply limitations, could cause delays in, or loss of, sales, increased production or related costs and consequently reduced margins, and damage to our reputation. If we were unable to find a suitable supplier for a particular component, material or compound, we could be required to modify our existing products or the end-parts that we offer to accommodate substitute components, material or compounds.

Related to Markforged printers, generally, our third-party contract manufacturers contract directly with component suppliers with our guidance. We rely on our contract manufacturers to manage their supply chains. If one of our contract manufacturers has supply chain disruptions, or our relationship with our contract manufacturer terminates, we could experience delays. We also source some materials directly from suppliers. While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a limited source supplier could adversely affect our brand and relationship with our customers as well as our results of operations and financial condition.

A change in operations at our manufacturing sites and operations of our third-party service providers, such as discontinuation or disruption, could prevent us from timely filling customer orders and could lead to unforeseen costs for us.

We rely on a limited number of major production facilities and third-party service providers, a disruption at any of those facilities could materially damage our ability to supply systems or consumable materials to the marketplace in a timely manner. Depending on the cause of the disruption, we could also incur significant costs to remedy the disruption and resume product shipments. Such disruptions may be caused by, among other factors, wars, earthquakes, fires, floods and other natural disasters. Accordingly, any such disruption could result in a material adverse effect on our revenue, results of operations and earnings, and could also potentially damage our reputation.

If any of our facilities, or those of our third-party contract manufacturers, suppliers, third-party logistics providers or customers are negatively impacted by such a disaster, production, shipment and installation of our additive manufacturing machines could be delayed, which would impact the period in which we recognize the revenue related to that additive manufacturing machine sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. We have no way to predict the progress or outcome of these situations, including any impact on the rest of the world, as the conflicts and government reactions are rapidly developing. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic or pandemic diseases could have a negative effect on our operations and sales. We maintain facilities and personnel in Israel, and our operations may be adversely affected by the ongoing conflict involving Israel and the surrounding region. The security situation in Israel has been volatile and unpredictable, and military conflicts, terrorist activities, missile or rocket attacks, and other hostilities could disrupt our operations, damage our facilities, interrupt supply chains, or adversely affect our employees and service providers.

Our international operations expose us to additional market and operational risks, and failure to manage these risks may adversely affect our business and operating results. Notably, the U.S. Department of Commerce has delegated certain authority to the Departments of War, Energy, Homeland Security, and Health and Human Services, and to the General Services Administration, to place, in accordance with the Defense Priorities and Allocations System regulation, priority ratings on contracts or orders necessary or appropriate to promote the national defense, which may increase costs and result in delays in the materials routinely used by us.

Our international operations expose us to additional market and operational risks, and failure to manage these risks may adversely affect our business and operating results.

We derive a substantial percentage of our sales from international markets. Accordingly, we face significant operational risks from doing business internationally, including:

•
fluctuations in foreign currency exchange rates;
•
potentially longer sales and payment cycles;
•
potentially greater difficulties in collecting accounts receivable;
•
potentially adverse tax consequences;
•
reduced protection of intellectual property rights in certain countries, particularly in Asia and Latin America;
•
difficulties in staffing and managing foreign operations;
•
laws and business practices favoring local competition;
•
costs and difficulties of customizing products for foreign countries;
•
compliance with a wide variety of complex foreign laws, treaties and regulations;
•
an outbreak of a contagious disease, which may cause us, third party vendors and manufacturers and/or customers to temporarily suspend our or their respective operations in the affected city or country;
•
tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;
•
being subject to the laws, regulations and the court systems of many jurisdictions; and
•
general market, political and economic conditions in the countries in which we operate including those related to recent unrest and actual or potential armed conflict in Israel, the Middle-East and other parts of the world, such as the Russia-Ukraine war.

Our failure to manage the market and operational risks associated with our international operations effectively could limit the future growth of our business and adversely affect our operating results.

Under applicable employment laws, we may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

We generally enter into non-competition agreements with our employees. These agreements prohibit our employees from competing directly with us or working for our competitors or clients for a limited period after they cease working for us. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work and it may be difficult for us to restrict our competitors from benefiting from the expertise that our former employees or consultants developed while working for us. For example, Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer that have been recognized by the courts, such as the secrecy of a company’s confidential commercial information or the protection of its intellectual property. If we cannot demonstrate that such interests will be harmed, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our ability to remain competitive may be diminished.

We are subject to environmental laws due to the import and export of our products, which could subject us to compliance costs and/or potential liability in the event of non-compliance.

The export of our products internationally from our production facilities subjects us to environmental laws and regulations concerning the import and export of chemicals and hazardous substances such as the U.S. Toxic Substances Control Act and the Registration, Evaluation, Authorization and Restriction of Chemical Substances. These laws and regulations require the testing and registration of some chemicals that we ship along with, or that form a part of, our systems and other products. If we fail to comply with these or similar laws and regulations, we may be required to make significant expenditures to reformulate the chemicals that we use in our products and materials or incur costs to register such chemicals to gain and/or regain compliance. Additionally, we could be subject to significant fines or other civil and criminal penalties should we not achieve such compliance.

Recent changes in personnel and management may disrupt our operations and adversely affect our business.

We have recently experienced changes in our personnel and management team. These changes may result in the loss of institutional knowledge, disruption to our operations, and challenges in executing our business strategy. The transition of responsibilities to new or existing personnel may take longer or require more resources than anticipated, and there can be no assurance that new or remaining personnel will be able to perform their roles effectively or integrate seamlessly into our organization.

Additionally, changes in management may impact employee morale, productivity, and our ability to attract and retain qualified personnel in the future. If we are unable to successfully manage these transitions or if additional changes occur, our business operations, financial condition, results of operations, and ability to achieve our strategic objectives could be materially and adversely affected.

Shareholder activism could disrupt our business and adversely affect our strategic direction.

We have been, and may in the future be, subject to shareholder activism, including campaigns related to corporate governance, strategic direction, capital allocation, management, or board composition. Such activities could divert the attention of our management and board of directors from executing our business strategy and require significant time, effort, and expense to address. Responding to shareholder activism may also involve legal, advisory, and other costs that could be substantial.

In addition, shareholder activism could result in changes to our strategy, operations, or leadership that may not align with the long-term interests of the Company or all of our shareholders. Activist actions or the perception of instability arising from such actions could adversely affect our relationships with employees, customers, suppliers, and other business partners, as well as our stock price and market reputation. If we are unable to effectively manage or respond to shareholder activism, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

Risks Related to Our Financial Condition and Capital Requirements

Although we generate revenues from the sale of our current products, we may never be profitable.

We experienced net losses in each year from our inception, including net losses of $293.4 million, $99.9 million, and $57.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. Markforged and Desktop, the two companies that we recently acquired, and the results of which are consolidated into our financial statements for 2025, also have a history of losses. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest in our business, in particular across our research and development efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business or enable us to achieve profitability.

In addition, as a public company, we incur significant additional legal, accounting and other expenses in order to comply with public company reporting and disclosure requirements for domestic issuers. We will also incur additional legal, accounting and other expenses in connection with acquisitions and integration activities associated therewith. These increased expenditures may make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses in the foreseeable future, and we may not achieve profitability, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or securities analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition, and results of operations.

Previous mergers and acquisitions resulted in acquiring businesses that themselves were operating at a financial loss; and we may be unable to effectively mitigate those losses through post-merger integration and/or additional cost reductions measures and/or divestments.

Our recent acquisitions of Desktop and Markforged have resulted in substantial operating losses. In their 2023 and 2024 filings with the U.S. Securities and Exchange Commission, or SEC, Desktop highlighted several risks associated with its acquisitions, including its difficulties in combining operations and corporate functions of acquired companies, such as EnvisionTEC and ExOne. These challenges include aligning operating practices, employee programs, internal controls, and IT systems, which could adversely affect relationships with customers and employees. Desktop also acknowledged that its restructuring activities and cost-saving measures might not achieve the intended results, and expressed concerns about its negative cash flows and the potential inability to continue as a going concern without additional funding. In addition, Desktop filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code and the bankruptcy process was completed in the third quarter of 2025. Desktop’s income producing assets have been sold as part of the bankruptcy.

See Item 1A “Risk Factors – Risks Related to our Business and Industry” of Desktop’s Annual Report on Form 10K for the year ended December 31, 2023, filed with the SEC on March 15, 2024, for more information on the risks relating to Desktop’s operations.

See Item 1A Risk Factors – “Risks Related to our Business and Industry” and “Risks Related to the proposed merger with Nano Dimension Ltd.” of the Markforged’s Annual Report for the year ended December 31, 2024, filed with the SEC on March 28, 2025, for more information on the risks relating to Markforged’s operations.

These disclosures underscore the complexities and financial risks associated with integrating acquired companies in general, and in particular Markforged. We may be unable to successfully reduce or eliminate these losses, which could materially and adversely affect our business, financial condition, and results of operations. The process of integrating acquired businesses into our operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention. In particular, the integration of acquired technologies with our existing products could cause delays in the introduction of new products. Our acquisitions involve numerous risks, including problems combining the acquired operations, technologies or products, unanticipated costs or liabilities, diversion of management’s attention, diverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have limited or no prior experience; and potential loss of key employees, particularly those of the acquired organizations.

Our non-financial assets may lead to significant impairments in the future.

We review our reporting units for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount of such reporting units may not be recoverable. In those cases, an impairment of our non-financial assets, including intangible assets and property, plant and equipment might be recognized. The amount of goodwill, intangible assets and property, plant and equipment on our consolidated balance sheet may increase following acquisitions or other collaboration agreements. Changes in market conditions or other changes in the future outlook of value may lead to significant impairments in the future.

We maintain our cash at financial institutions, some in balances that exceed federally insured limits.

A portion of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. The FDIC took control of one such banking institution, Silicon Valley Bank, or SVB, on March 10, 2023 though we did not lose any assets due to this event. The FDIC also took control of Signature Bank on March 12, 2023, though we do not hold any accounts at this bank.

On March 13, 2023, the U.S. Federal Reserve announced that account holders would not bear the loss of SVB’s collapse and since that time, we have been able to make payments and move all of the funds held in SVB to other banks in the United States. Thus, we do not view the risk as material to our financial condition. However, as the FDIC continues to address the situation with SVB, Signature Bank and other similarly situated banking institutions, the risk of loss in excess of insurance limitations has generally increased. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences.

Failure to prevail in lawsuits in which we are involved may result in a reduction in our capital reserves and divert management attention.

We have been and continue to be involved in a number of lawsuits, which are at various stages of the litigation process. These lawsuits were filed by shareholders of the Company, including Murchinson Ltd., or Murchinson based on actions taken by our previous management, including with respect to certain corporate governance matters as well as in relation to the previous acquisition of DeepCube and the attempted acquisition of Stratasys Ltd. On November 21, 2024, the Tel Aviv Central Court ruled against us in relation to Murchinson’s right to convene a meeting of our shareholders. On December 11, 2024, Murchinson sent a letter in which it demanded that we reimburse its costs related to the shareholders meeting, including litigation costs, pursuant to section 64(b) of the Israeli Companies Law. Murchinson did not commence a legal proceeding in connection with this demand letter. If Murchinson will bring such a lawsuit against us, or if any of the holders of our Ordinary Shares or ADS were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our senior management could be diverted from the operation of our business. Any adverse determination in existing or new litigation could also subject us to significant liabilities.

Additionally, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could seriously hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

See “Part I—Item 3—Legal Proceedings” for a description of our litigation.

Risks Related to Our Intellectual Property

Lack of patent protection may hinder our market competitiveness and failure to safeguard trade secrets could enable competition to use our proprietary information.

Our continued success depends in part on our ability to obtain, maintain, monitor and enforce patent and other intellectual property rights covering our proprietary technology and new products in the United States and in other countries.

We have sought to protect our proprietary position and sustain our competitive advantage by filing patent applications in the United States and certain in other countries. Patent prosecution in the United States and other countries is uncertain, expensive and time consuming, and we may not be able to file, prosecute and maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner.

We have a substantial patent portfolio, including patents held by Markforged. We currently have approximately 383 patents issued, pending and allowed patent applications worldwide. While some patents have already been issued, uncertainties remain regarding pending applications’ issuance, enforceability, scope, and potential challenges from third parties. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could hinder our ability to protect existing products and deprive us of rights necessary for the successful commercialization of any new products that we may develop.

Furthermore, there is no guarantee of discovering all relevant prior art, which could invalidate patents. Even if patents are issued, challenges from third parties may lead to narrowing, unenforceability, or invalidation. Patents might not sufficiently protect intellectual property, affecting competition and business adversely. Our ability to compete effectively depends on maintaining effective patent rights for our products, failure of which could result in our inability to compete effectively, thereby potentially harming our business and results of operations.

Inability to maintain effective proprietary rights for our products, may affect our ability to compete effectively.

Apart from patents, copyrights and trademark law, we also rely on trade secrets, know-how and technology, which are not protected by our patents, and confidentiality agreements to protect certain proprietary know-how, processes, and devices. However, trade secret protection can be challenging and we cannot assure that such measures will be adequate to protect our proprietary technology, that competitors will not develop products with features based upon, or otherwise similar to our systems, that third-party licenses will be available to us or that we will prevail in any proceedings instituted by us in order to enjoin competitors from selling similar products. We employ confidentiality agreements, intellectual property assignment agreements, including with our employees and collaborators, to safeguard our technology and data. Nevertheless, breaches or independent discoveries by competitors may potentially impact our intellectual property rights and consequently our business. We cannot guarantee protection against unauthorized disclosure or competitors’ access to our trade secrets. Unauthorized disclosure or misappropriation could harm our competitiveness and business, while inadequate protection measures may limit recourse against third-party misappropriation, affecting our trade secrets’. Agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets and intellectual property may otherwise become known or be independently discovered by competitors. Also, to the extent that our commercial partners, collaborators, officers, employees, contractors and other service providers use intellectual property owned by others in their work for us, disputes may arise as to the rights in the related or resulting know-how and inventions.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

It is inherently difficult to conclusively assess our freedom to operate and our ability of not infringing on third party rights. Such third parties may include competitors, as well as large companies, which heavily invest in their patent portfolios, regardless of their actual field of business, and non-practicing entities. Our competitive position may be adversely affected if existing patents or patents resulting from patent applications issued to third parties or other third-party intellectual property rights are held to cover our products or elements thereof, or our manufacturing or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or our product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may also be pending patent applications that if they result in issued patents, could be alleged to be infringed by our new products. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our new products or seek a license from the patent holder. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

Any competitor patents held by a competent US court to cover aspects of our formulations, processes or designs, or methods of use, may enable the holders of any such patents to block our ability to develop and commercialize product candidates unless we obtain a license or until such patent expires or is finally determined to be invalid or unenforceable. Regardless, such a license may not be available at all. In addition, third parties’ claims against us may result in injunctions, halting product development. Defending these claims, regardless of merit, is costly and diverts resources. Successful infringement claims could lead to substantial damages, royalties, product redesign, or challenging licensing agreements.

Furthermore, our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, non-practicing entities have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements from companies like ours. In addition, we may be or may become contractually obligated to indemnify our utility customers or other third parties that use or resell our products in the event our products are alleged to infringe a third-party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. If we cannot or do not license the alleged infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, our utility customers may not purchase our products if they are concerned that our products infringe third-party intellectual property rights. This could reduce the market opportunity for the sale of our products and services. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming, and unsuccessful.

Competitors might infringe our intellectual property. If we pursue legal action, they could counterclaim patent invalidity or unenforceability, common in U.S. patent litigation. Challenges could include lack of novelty or lack of inventive step. Post-grant proceedings add further uncertainty to patent validity, making legal outcomes unpredictable. Likewise, derivation proceedings, initiated by third parties or us, may resolve invention priority or patent scope disputes not in our favor, which may halt technology use, require costly licensing and harm business, diverting resources and funds from research and development partnerships. Furthermore, intellectual property litigation in the US entails extensive discovery, risking disclosure of confidential information. Our defense of litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. Public announcements of proceedings’ results could negatively affect our share price if perceived unfavorably by securities analysts and/or investors and could have a material adverse effect on the price of our ADSs.

We may not be able to protect our intellectual property rights throughout the world.

Securing and protecting patents globally for our products and processes is financially daunting. Intellectual property rights in some countries are less stringent than in the U.S., allowing competitors to exploit our technologies. Competing products developed or exported in jurisdictions with weaker enforcement may undermine our market position. Protecting intellectual property rights abroad, if available to us, can be challenging, especially in jurisdictions where legal systems are less favorable to enforcement. This difficulty may allow competitors to market products, infringing on our rights. Enforcing patents overseas can incur significant costs and divert resources. Moreover, such proceedings could risk invalidating or narrowing future patents and potentially invite counterclaims. Overall, our efforts to safeguard intellectual property outside the US may not yield substantial commercial advantage.

Risks Related to the Ownership of the ADSs or our Ordinary Shares

We do not anticipate paying any dividends, except as related to the repurchase of our Ordinary Shares as provided under the Companies Law.

In accordance with the provisions of the Israeli Companies Law 5759‑1999, or the Companies Law, and the regulations promulgated thereunder, repurchase of shares is considered a dividend distribution. Except in relation to the repurchase of our Ordinary Shares, no dividends have been paid on our Ordinary Shares. We do not intend to pay cash dividends on our Ordinary Shares in the foreseeable future, and anticipate that profits, if any, received from operations will be reinvested in our business. Any decision to pay dividends will depend upon our profitability at the time, cash available and other relevant factors including, without limitation, the conditions set forth in the Israeli Companies Law.

We may be a “passive foreign investment company”, or PFIC, for U.S. federal income tax purposes in 2025 or in any subsequent taxable year. There generally would be adverse tax consequences for U.S. taxpayers that are holders of our ADSs or Ordinary Shares if we are or were to become a PFIC.

Based on the projected composition of our income and valuation of our assets, we believe that we may be a PFIC for 2025, although we do not intend to conduct an analysis to obtain assurance of this. The determination of whether we are a PFIC is made on an annual basis and will depend on the composition of our income and assets from time to time. We will be treated as a PFIC for U.S. federal income tax purposes in any taxable year in which either (1) at least 75% of our gross income is “passive income” or (2) on average at least 50% of our assets by value produce passive income or are held for the production of passive income. Passive income for this purpose generally includes, among other things, certain dividends, interest, royalties, rents and gains from commodities and securities transactions and from the sale or exchange of property that gives rise to passive income. Passive income also includes amounts derived by reason of the temporary investment of funds, including those raised in a public offering. In determining whether a non-U.S. corporation is a PFIC, a proportionate share of the income and assets of each corporation in which it owns, directly or indirectly, at least a 25% interest (by value) is taken into account. The tests for determining PFIC status are applied annually, and it is difficult to make accurate projections of future income and assets which are relevant to this determination. In addition, our PFIC status may depend in part on the market value of our ADSs or Ordinary Shares. Accordingly, because we do not intend to conduct an analysis to confirm our PFIC status, there can be no assurance that we currently are not or will not become a PFIC in the future. If we are a PFIC in any taxable year during which a U.S. taxpayer holds our ADSs or Ordinary Shares, such U.S. taxpayer would be subject to certain adverse U.S. federal income tax rules. In particular, if the U.S. taxpayer did not make an election to treat us as a “qualified electing fund,” or QEF, or make a “mark-to-market” election, then “excess distributions” to the U.S. taxpayer, and any gain realized on the sale or other disposition of our ADSs or Ordinary Shares by the U.S. taxpayer: (1) would be allocated ratably over the U.S. taxpayer’s holding period for the ADSs or Ordinary Shares; (2) the amount allocated to the current taxable year and any period prior to the first day of the first taxable year in which we were a PFIC would be taxed as ordinary income; and (3) the amount allocated to each of the other taxable years would be subject to tax at the highest rate of tax in effect for the applicable class of taxpayer for that year, and an interest charge for the deemed deferral benefit would be imposed with respect to the resulting tax attributable to each such other taxable year. In addition, if the U.S. Internal Revenue Service, or the IRS, determines that we are a PFIC with respect to a certain year, it may be too late for a U.S. taxpayer to make a timely QEF or mark-to-market election. U.S. taxpayers that have held our ADSs or Ordinary Shares during a period when we were a PFIC will be subject to the foregoing rules, even if we cease to be a PFIC in subsequent years, subject to exceptions for U.S. taxpayer who made a timely QEF or mark-to-market election. A U.S. taxpayer can make a QEF election by completing the relevant portions of and filing IRS Form 8621 in accordance with the instructions thereto. We do not intend to notify U.S. taxpayers that hold our ADSs or Ordinary Shares if we believe we will be treated as a PFIC for any taxable year in order to enable U.S. taxpayers to consider whether to make a QEF election. In addition, we do not intend to furnish such U.S. taxpayers annually with information needed in order to complete IRS Form 8621 and to make and maintain a valid QEF election for any year in which we or any of our subsidiaries are a PFIC. U.S. taxpayers that hold our ADSs or Ordinary Shares are strongly urged to consult their tax advisors about the PFIC rules, including tax return filing requirements and the eligibility, manner, and consequences to them of making a QEF or mark-to-market election with respect to our ADSs or Ordinary Shares in the event that we are a PFIC.

ADSs holders may not be entitled to a jury trial with respect to claims arising under the deposit agreement, which could result in less favorable results to the plaintiff(s) in any such action.

The deposit agreement governing the ADSs representing our Ordinary Shares provides that holders and beneficial owners of ADSs irrevocably waive the right to a trial by jury in any legal proceeding arising out of or relating to the deposit agreement or the ADSs, including claims under federal securities laws, against us or the depositary to the fullest extent permitted by applicable law. If this jury trial waiver provision is prohibited by applicable law, an action could nevertheless proceed under the terms of the deposit agreement with a jury trial. To our knowledge, the enforceability of a jury trial waiver under the federal securities laws has not been finally adjudicated by a federal court. However, we believe that a jury trial waiver provision is generally enforceable under the laws of the State of New York, which govern the deposit agreement, by a court of the State of New York or a federal court, which have non-exclusive jurisdiction over matters arising under the deposit agreement, applying such law. In determining whether to enforce a jury trial waiver provision, New York courts and federal courts will consider whether the visibility of the jury trial waiver provision within the agreement is sufficiently prominent such that a party has knowingly waived any right to trial by jury. We believe that this is the case with respect to the deposit agreement and the ADSs. In addition, New York courts will not enforce a jury trial waiver provision in order to bar a viable setoff or counterclaim sounding in fraud or one which is based upon a creditor’s negligence in failing to liquidate collateral upon a guarantor’s demand, or in the case of an intentional tort claim (as opposed to a contract dispute), none of which we believe are applicable in the case of the deposit agreement or the ADSs. No condition, stipulation or provision of the deposit agreement or ADSs serves as a waiver by any holder or beneficial owner of ADSs or by us or the depositary of compliance with any provision of the federal securities laws. If you or any other holder or beneficial owner of ADSs brings a claim against us or the depositary in connection with matters arising under the deposit agreement or the ADSs, you or such other holder or beneficial owner may not be entitled to a jury trial with respect to such claims, which may have the effect of limiting and discouraging lawsuits against us and / or the depositary. If a lawsuit is brought against us and / or the depositary under the deposit agreement, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different results than a trial by jury would have had, including results that could be less favorable to the plaintiff(s) in any such action, depending on, among other things, the nature of the claims, the judge or justice hearing such claims, and the venue of the hearing.

ADS holders may not have the same rights as the holders of our Ordinary Shares.

ADS holders may not be treated as one of our shareholders and will not have direct shareholder rights. Israeli law governs shareholder rights, while the depositary serves as the registered holder of the shares underlying the ADSs. Registered holders of ADSs, will have ADS holder rights as outlined in the deposit agreement. New York law governs the deposit agreement and the ADSs.

However, recent case law has provided important clarification regarding the intersection of New York law governing deposit agreements and Israeli law governing shareholder rights. In a significant decision involving our company, the court concluded that ADS holders retain certain rights under Israeli law which companies must respect, despite the specific terms of deposit agreements. The court determined that:

While the deposit agreement is governed by New York law, certain rights and obligations remain subject to Israeli law’s mandatory provisions:

•
Deposit agreements do not fully encapsulate all rights, and Israeli law’s mandatory provisions continue to apply;
•
ADS holders may have limited voting rights that can be exercised when permitted by the company;
•
Companies cannot unilaterally limit ADS holder rights solely through deposit agreement terms; and
•
The deposit agreement and Israeli law collectively govern ADS holder rights.

Therefore, while the deposit agreement establishes the primary rights of our ADS holder under New York law, our ADS holders may also have certain additional rights under Israeli law as determined by applicable Israeli corporate law and mandatory provisions that cannot be waived by the deposit agreement.

ADS holders may not receive the same distributions or dividends as those we make to the holders of our Ordinary Shares, and, in some limited circumstances, they may not receive dividends or other distributions on our Ordinary Shares and they may not receive any value for them, if it is illegal or impractical to make them available to ADS holders.

The depositary for the ADSs has agreed to pay to you the cash dividends or other distributions it or the custodian receives on our Ordinary Shares or other deposited securities underlying the ADSs, after deducting its fees and expenses. You will receive these distributions in proportion to the number of Ordinary Shares your ADSs represent. However, the depositary is not responsible if it decides that it is unlawful or impractical to make a distribution available to any holders of ADSs. For example, it would be unlawful to make a distribution to a holder of ADSs if it consists of securities that require registration under the Securities Act of 1933, as amended, or the Securities Act, but that are not properly registered or distributed under an applicable exemption from registration. In addition, conversion into U.S. dollars from foreign currency that was part of a dividend or distribution made in respect of deposited Ordinary Shares may require the approval or license of, or a filing with, a government or an agency thereof, which may be unobtainable. In these cases, the depositary may determine not to distribute such property and hold it as “deposited securities” or may seek to effect a substitute dividend or distribution, including net cash proceeds from the sale of the dividends or distributions in accordance with the terms of the deposit agreement. We have no obligation to register under U.S. securities laws any ADSs, Ordinary Shares, rights or other securities received through such distributions. We also have no obligation to take any other action to permit the distribution of ADSs, Ordinary Shares, rights or anything else to holders of ADSs. In addition, the depositary may withhold from such dividends or distributions its fees and an amount on account of taxes or other governmental charges. This means that you may not receive the same distributions or dividends as those we make to the holders of our Ordinary Shares, and, in some limited circumstances, you may not receive any value for such distributions or dividends if it is illegal or impractical for us to make them available to you. These restrictions may cause a material decline in the value of the ADSs.

The market price of our ADSs has been, and may continue to be, highly volatile, and such volatility could cause the market price of our ADSs to decrease and could cause you to lose some or all of your investment in our ADSs.

During 2025, the market price of our Ordinary Shares fluctuated from a high of $2.66 per ADS to a low of $1.33 per ADS, has fluctuated even more in past years and our share price continues to fluctuate. The market price of our ADSs may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•
our ability to grow our revenue and customer base;
•
the announcement of new products or product enhancements by us or our competitors;
•
variations in our and our competitors’ results of operations;
•
successes or challenges in any future collaborative, licensing, or other arrangements or alternative funding sources;
•
developments in the additive manufacturing of electronics, additive manufacturing, surface-mount technology, industrial digital printing and printed electronics (PE) industries;
•
future issuances of ADSs or other securities;

•
the addition or departure of key personnel;
•
announcements by us or our competitors of acquisitions, investments or strategic alliances;
•
general market conditions, political conditions and other factors, including factors unrelated to our operating performance;
•
geopolitical tensions and political events, including the ongoing war between Ukraine and Russia and the conflict in the Middle East, including the ongoing war between Iran and Israel; and
•
shareholder activism.

These and other market and industry factors may cause the market price and demand for our ADSs to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their ADSs and may otherwise negatively affect the liquidity of our ADSs. In addition, the stock market in general, and technology-based companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a security has been volatile, holders of that security have sometimes instituted securities class action litigation against the issuer.

Short sales or hedging transactions involving the ADSs may cause the price of the ADSs to decline.

Short sales or hedging transactions involving our securities, whether or not we believe them to be prohibited, could adversely affect the price of ADSs. In particular, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts to create negative market momentum. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. However, even if the opinions they express may be based on distortions, omissions or fabrications, these short attacks may have an adverse impact on the price of our ADSs.

Risks Related to Israeli Law and Our Operations in Israel

As some of our offices, manufacturing facilities, and third-party contract manufacturers are located in Israel, we may be adversely affected by the implications of political, economic and military instability in Israel.

We have offices and manufacturing facilities located in Israel. Some of our senior research and development personnel are residents of Israel. The primary third-party manufacturer of our industrial printers is based in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Any armed conflicts, political instability, terrorism, cyberattacks or any other hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could affect adversely our operations. For example, on October 7, 2023 an unprecedented attack was launched against Israel by terrorists from the Hamas terrorist organization that infiltrated Israel’s southern border from the Gaza Strip and in other areas within the state of Israel attacking civilians and military targets while simultaneously launching extensive rocket attacks on the Israeli population. In response, the Security Cabinet of the State of Israel declared war against Hamas. On February 28, 2026, the U.S. and Israel initiated air strikes against Iranian military targets and leadership. Since then, retaliation by Iran against U.S. and Israeli interests in the Middle East has been widespread. As of the date of the filing of this Annual Report on Form 10-K, military activity and hostilities continue to escalate in the Middle East, and the situation throughout the region remains volatile, with the potential for continued escalation into a broader and more sustained regional conflict.

Ongoing and revived hostilities in the Middle East or other Israeli political or economic factors, could harm our operations and product development and cause any future sales to decrease.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business.

The Israeli government is pursuing extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or conduct business in Israel, as well as to increased currency fluctuations, additional downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions.

The risk of such negative developments has increased, and in some cases has been realized, in light of the recent Hamas attacks and the war against Hamas declared by Israel, regardless of the proposed changes to the judicial system and the related debate. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

Provisions of Israeli law, and our amended and restated articles of association delay, prevent or otherwise impede a merger with, or an acquisition of, our company, which could prevent a change of control, even when the terms of such a transaction are favorable to us and our shareholders.

The Israeli Companies Law regulates, among others, mergers, requires tender offers for acquisitions of shares above specified thresholds, requires special approvals for transactions involving directors, officers or significant shareholders and regulates other matters that may be relevant to such types of transactions. The classification of our board into three classes with terms of approximately three years each, per our articles of association, the requirement of affirmative vote of at least 70% of the voting rights of the Company represented personally or by proxy and voting thereon at a general meeting in order to amend the provisions of our articles of association relating to our staggered board, together with the other provisions of the Articles and Israeli law, could deter or delay potential future merger, acquisition, tender or takeover offers, proxy contests or changes in control or management of the Company.

Further, Israeli tax considerations may make potential transactions undesirable to us or to some of our shareholders whose country of residence does not have a tax treaty with Israel granting tax relief to such shareholders from Israeli tax. With respect to mergers, Israeli tax law allows for tax deferral in certain circumstances but makes the deferral contingent on the fulfillment of numerous conditions, including a holding period of two years from the date of the transaction during which certain sales and dispositions of shares of the participating companies are restricted.

Our operations are subject to currency rate fluctuations.

Our operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction risks. Transactions in which we participate that are denominated in other than US Dollars may subject the Company to currency exchange losses because we do not currently engage in currency swaps or other currency hedging strategies to address this risk. Given the volatility of exchange rates, we can give no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have an adverse effect on our results of operations.

We received Israeli government grants for certain of our research and development activities. The terms of those grants may require us to pay royalties and to satisfy specified conditions in order to manufacture products and transfer technologies outside of Israel. If we fail to satisfy these conditions, we may be required to pay penalties and refund grants previously received.

Our research and development efforts have been financed in part through royalty-bearing grants in an aggregate amount of approximately $8.7 million that we received from Israel’s Innovation Authority, or the IIA, between the years of 2014 and 2024. As of December 31, 2025, the maximum obligation with respect to the grants received from the IIA, contingent upon future sales, was $2.2 million plus interest which may be increased, depending on the manufacturing volume that is performed outside Israel. With respect to the royalty-bearing grants we are committed to pay royalties at a rate of 3% to 3.5% on sales proceeds from our products that were developed under IIA programs up to the total amount of grants received, linked to the U.S. dollar and bear interest. Regarding IIA grants approved by the IIA prior to January 1, 2024 but which are outstanding thereafter, as of January 1, 2024 the annual interest is calculated at a rate based on 12‑month Secured Overnight Financing Rate, or SOFR, or at an alternative rate published by the Bank of Israel plus 0.71513%; and, for grants approved on or following January 1, 2024 the annual interest shall be the higher of (i) the 12 months SOFR interest rate, plus 1%, or (ii) a fixed annual interest rate of 4%.

Regardless of any royalty payment, we are further required to comply with the requirements of the Israeli Encouragement of Research, Development and Technological Innovation in Industry Law, 5744‑1984, as amended, and related regulations, or the Research Law, with respect to those past grants. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the Research Law restrict the transfer or license of such know-how, whether inside or outside of Israel, and the transfer of manufacturing or manufacturing rights of such products, technologies or know-how outside of Israel, without the prior approval of the IIA. Therefore, the discretionary approval of an IIA committee would be required for any transfer or license to third parties inside or outside of Israel of know-how or transfer outside of Israel of manufacturing or manufacturing rights related to those aspects of such technologies. We may not receive those approvals. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel.

The transfer or license of IIA-supported technology or know-how outside of Israel may involve the payment of significant amounts, depending upon the value of the transferred technology or know-how, our research and development expenses, the amount of IIA support, the time of completion of the IIA-supported research project and other factors. The transfer of manufacturing outside of Israel may also be subject to payment of increased royalties. These restrictions and requirements for payment may impair our ability to license, sell or otherwise transfer our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any product or technology outside of Israel. Furthermore, the consideration available to our shareholders in a transaction involving the transfer outside of Israel of technology or know-how developed with IIA funding (such as a merger or similar transaction) may be reduced by any amounts that we are required to pay to the IIA.

Inflation could adversely affect our business and results of operations.

In recent years, the economy in the United States and global markets encountered a material increase in the level of inflation. The impact of geopolitical developments such as the Russia-Ukraine and Middle-East conflicts and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

Your rights and responsibilities as a shareholder will be governed by Israeli law, which differs in some material respects from the rights and responsibilities of shareholders of U.S. companies.

We are incorporated under Israeli law. The rights and responsibilities of holders of our Ordinary Shares are governed by our amended and restated articles of association and the Israeli Companies Law. These rights and responsibilities differ in some respects from the rights and responsibilities of shareholders in typical U.S. corporations. In particular, pursuant to the Israeli Companies Law, each shareholder of an Israeli company has to act in good faith and in a customary manner in exercising his or her rights and fulfilling his or her obligations toward the Company and other shareholders and to refrain from abusing his or her power in the Company, including, among other things, in voting at the general meeting of shareholders, on amendments to a company’s articles of association, increases in a company’s authorized share capital, mergers and certain transactions requiring shareholders’ approval under the Israeli Companies Law. In addition, a controlling shareholder of an Israeli company or a shareholder who knows that it possesses the power to determine the outcome of a shareholder vote or who has the power to appoint or prevent the appointment of a director or officer in the Company, or has other powers toward the Company has a duty of fairness toward the Company. However, Israeli law does not define the substance of this duty of fairness. There is little case law available to assist in understanding the implications of these provisions that govern shareholder behavior.

General Risk Factors

Raising additional capital would cause dilution to holders of our securities and may affect the rights of existing shareholders and ADS holders.

We may seek additional capital through a combination of private and public equity offerings, debt financing and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the issuance of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a holder of our ADSs or Ordinary Shares.

Significant disruptions to our information technology systems or breaches of our data security could adversely affect our business.

A significant invasion, interruption, destruction or breakdown of our information technology systems and/or infrastructure by persons with authorized or unauthorized access, or otherwise resulting from our acquisitions of Desktop and Markforged, could negatively impact our business and operations. We could also experience business interruption, information theft and/or reputational damage from cyber-attacks, which may compromise our systems and lead to data leakage either internally or at our third-party providers. Our systems have been, and are expected to continue to be, the target of malware and other cyber-attacks. Although we have invested in measures to reduce these risks, we cannot assure you that these measures will be successful in preventing compromise and/or disruption of our information technology systems and related data.

Our products contain complex information technology systems and software. We have implemented security measures intended to prevent and detect unauthorized access to our information technology networks, our products and their systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, products and systems to gain control of, or to change, our products’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by our products. We encourage reporting of potential vulnerabilities in the security of our products and we aim to remedy any reported and verified vulnerability. We have received reports of potential vulnerabilities, threats, and security incidents related to our data and information technology systems in the past and have taken steps to remediate them. There can be no assurance that vulnerabilities will not be exploited in the future before they can be identified, or that our remediation efforts are or will be successful. Any unauthorized access to or control of our products or their systems or any loss of data could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our products, their systems or data, as well as other factors that may result in the perception that our products, their systems or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our ADSs or Ordinary Shares, the price and trading volume of our ADSs or Ordinary Shares could decline.

The trading market for our ADSs or Ordinary Shares will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not have any control over these analysts and we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our ADSs or Ordinary Shares, or provide more favorable relative recommendations about our competitors, the price of our ADSs or Ordinary Shares would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our ADSs or Ordinary Shares to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We recognize the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The board of directors is actively involved in oversight of our crisis management plan, or the Crisis Management Plan, and cybersecurity represents an important component of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are fully integrated into our Crisis Management Plan and are based on recognized frameworks established by the Israeli National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As part of the critical elements of our overall risk management approach, our cybersecurity program is focused on the following key areas:

•
Governance: The board of directors’ oversight of cybersecurity risk management is supported by the Crisis Management Team, or CMT, which regularly interacts with it and with our Chief Information Security Officer, or CISO, other members of management and relevant management committees.
•
Collaborative Approach: We implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•
Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•
Incident Response and Recovery Planning: We have established and maintain a comprehensive Crisis Management Plan that fully addresses our response to a cybersecurity incident, and such plan is tested and evaluated on a regular basis.
•
Product Risk Management and Vulnerability Management: As a key part of our overall risk management strategy, our cybersecurity program implements a risk-based process to manage cybersecurity risks across our products throughout their lifecycles. This includes secure design, development, testing, release, and post-release activities. We also have processes to identify, assess, prioritize, and fix vulnerabilities, including those related to third-party components and software dependencies. Additionally, we deploy security updates and other corrective actions as needed.
•
Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•
Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. For further information, see “Item 1A. Risk Factors—General Risk Factors--Significant disruptions of our information technology systems or breaches of our data security could adversely affect our business.”

Governance

The board of directors, in coordination with the CMT, oversees our risk management process, including the management of risks arising from cybersecurity threats. Company’s management and the CMT each receive presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The board of directors and CMT also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

The CISO, in coordination with the CMT, works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans.

Mr. Luzon has been our CISO since November 2021. He has several years of experience in security management. Prior to joining our Company, from 2016 through 2021, he served as Information Security Manager for the Israeli Ministry of Religious Services. Mr. Luzon has an M.B.A. from the College of Management and Academic Studies. He is a Technion Certified CISO, Information Security, of Technion – Israel Institute of Technology.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to affect our Company, including our business strategy, results of operations or financial condition.

ITEM 2. Properties

Our corporate headquarters are in Waltham, Massachusetts in an approximately 128,000 square foot facility located at 60 Tower

Road, Waltham, Massachusetts. The lease of this facility expires on September 30, 2031. The total monthly base rent payment for the facilities in Waltham is currently approximately $433,000. We lease a 46,000 square foot manufacturing facility at 4 Suburban Park Drive, Billerica, Massachusetts which expires in October 2029. Our research and development facility, manufacturing facility and in-house laboratory are located at Ilan Ramon 2, and Ilan Ramon 6, Ness Ziona, Israel, where we currently lease altogether approximately 54,000 square feet. In addition, we have offices in Germany, Switzerland, UK, Sweden, and Poland. We own a 35,000 square feet building in Aesch, Switzerland utilized by Essemtec for both production and administration offices.

ITEM 3. Legal Proceedings

From time to time, we may become a party to various litigation matters incidental to the conduct of our business. Except as disclosed below, we are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

On September 20, 2024, Markforged entered into a settlement agreement with Continuous Composites Inc. (“Continuous Composites”) related to previous litigation (the “Settlement Agreement”) to resolve all claims and counterclaims. Under the terms of the Settlement Agreement, Markforged made an initial upfront payment of $18 million to Continuous Composites on October 10, 2024, and is required to make three additional installment payments thereafter of $1 million, $2 million and $4 million in the fourth quarters of fiscal years 2025, 2026 and 2027, respectively. In consideration of such payments, the Settlement Agreement provides for a dismissal of all claims with prejudice, cross-licenses of the parties’ respective patent portfolios, a mutual release of claims for liabilities arising prior to the effective date of the Settlement Agreement and mutual covenants not to sue. The incremental amount due under the Settlement Agreement compared to the original verdict is determined to be representative of the amount attributable to the licensing of the patent rights contemplated under the Settlement Agreement and was recognized as an intangible asset of $5.5 million, after discount using a rate of 12%, to be amortized to cost of revenue over the 23 year life of the patents. Total amortization expense of $0.2 million was recognized from the period of acquisition through the year ended December 31, 2025, and included in cost of revenue. The Company paid $1.0 million during 2025 and the remaining future payments of $6.0 million under the Settlement Agreement as of December 31, 2025 are secured by a Security Agreement by and between Markforged and Continuous Composites (the “Security Agreement”). The Company has recorded a settlement payable on the consolidated balance sheet of $5.0 million, of which $2.0 million is a current liability. The settlement payable will accrete $1.0 million over the remaining payment term recognized as interest expense. Interest expense related to settlement payable was $0.4 million for the period of acquisition through the year ended December 31, 2025.

On July 8, 2025, Quinn Emanuel Urquhart & Sullivan, LLP (“Quinn”) filed a lawsuit against Nano Dimension Ltd. and Ofir Baharav (“Defendants”). Quinn alleges that Defendants tortiously interfered with Quinn’s contract with Desktop Metal, and prevented Desktop Metal from paying Quinn approximately $30.0 million. Quinn also asserts that Defendants are liable pursuant to an alleged attorney’s lien and engaged in unfair and deceptive practices, in violation of Massachusetts law. The case is pending in the Business Litigation Session of the Suffolk Superior Court in Massachusetts. Defendants moved to dismiss. That motion was fully briefed in February 2026, argued on March 16, 2026, and remains pending.

During the third quarter of 2025, certain former employees or vendors of the Company or its subsidiaries filed lawsuits alleging that the Company is in breach of certain agreements and are entitled to certain compensation and other benefits. During the fourth quarter of 2025, the Company settled various matters for a total payment of $2.2 million. While other matters are still ongoing, the Company believes that it is probable that some amount of loss has been incurred and has accrued approximately $1.1 million during the fourth quarter of 2025 as an estimated probable loss which is included as part of general and administrative operating expenses.

During the fourth quarter of 2025, Markforged processed a $1.4 million payment to an account believed to be controlled by one of our vendors, however it was subsequently discovered that this account was not owned by the vendor. The Company suspects that a threat actor gained access to a valid email account of the vendor and used this account to fraudulently change payment instructions. The Company has notified its insurance carrier and engaged breach counsel as well as a forensics partner to help with the investigation. Pending conclusion of the investigation, approximately $1.0 million has been accrued at December 31, 2025 as the estimated amount of probable loss which is included as part of general and administrative operating expenses.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ADSs, which represent our Ordinary Shares, are traded on the Nasdaq Capital Market under the symbol “NNDM.” Each ADS currently represents one Ordinary Share. Our ADSs are subject to the Rights Plan (as defined below).

Holders

Based upon a review of the information provided to us by The Bank of New York Mellon, the depositary of the ADSs, as of March 20, 2026, there were 93 holders of record of the ADSs on record with the Depository Trust Company.

These numbers are not representative of the number of beneficial holders of our shares nor is it representative of where such beneficial holders reside, since many of these shares were held of record by brokers or other nominees.

Dividends

Except in relation to the repurchase of our Ordinary Shares, which is considered a dividend under the Companies Law, we have never declared or paid any cash dividends on our Ordinary Shares and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Under the Companies Law, we may declare and pay dividends only if, upon the determination of our board of directors, there is no reasonable concern that the distribution will prevent us from being able to meet the terms of our existing and foreseeable obligations as they become due. Under the Companies Law, the distribution amount is further limited to the greater of retained earnings or earnings generated over the two most recent years legally available for distribution according to our then last reviewed or audited financial statements, provided that the end of the period to which the financial statements relate is not more than six months prior to the date of distribution, generally referred to as the Earnings Criteria. In the event that we do not meet such earnings criteria, we may seek the approval of the court in order to distribute a dividend. The court may approve our request if it is convinced that there is no reasonable concern that the payment of a dividend will prevent us from satisfying our existing and foreseeable obligations as they become due, generally referred to as the Solvency Criteria.

However, under the New Exemptions, an Israeli company whose shares are listed outside of Israel, is permitted to perform distribution in a way of repurchasing its own shares, even if the Earnings Criteria is not met, without the need for court’s approval. The exemption is subject to certain conditions, including, among others: (i) the distribution meets the Solvency Criteria; and (ii) no rejection was filed by any of the Company’s creditors to the court. If any creditor objects to the distribution, the Company will be required to obtain the court’s approval for the distribution.

Payment of dividends may be subject to Israeli withholding taxes.

Recent Sales of Unregistered Securities

All sales of unregistered securities by us during the year ended December 31, 2025 have been included in our periodic reports furnished or filed with the SEC.

Issuer Purchases of Equity Securities

As of December 31, 2025, the following equity securities were purchased as part of our $150 million Repurchase Plan, described below, and by affiliated purchasers:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
Repurchase Program				$150,000,000.00
September 22-30, 2025	3,513,549	$1.57	3,513,549	$144,387,623.28
October 1-31, 2025	6,599,145	$1.71	6,599,145	$132,896,581.53
November 1-30, 2025	1,164,514	$1.71	1,164,514	$130,873,061.47
December 1-31, 2025	3,147,244	$1.79	3,147,244	$125,144,432.23
Total	14,424,452	$1.69	14,424,452	$125,144,432.23

In January 2025, our board of directors authorized a repurchase plan, or the $150 million Repurchase Plan, allowing us to invest up to $150 million to repurchase ADSs from time to time, in open market transactions, and/or in privately negotiated transactions or in any other legally permissible ways, depending on market conditions, share price, trading volume and other factors. All repurchases made in 2025 were made pursuant to the $150 million Repurchase Plan.

Item 6. [Reserved]

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this annual report on Form 10-K. This discussion and other parts of this annual report on Form 10-K contain forward-looking statements based upon current expectations of management that involve risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We engage in industrial manufacturing solutions of multi-disciplinary technology - combining hardware, software, and materials science. These solutions are used for design-to-manufacturing of electronics and mechanical parts by advanced industrial customers in aerospace, defense, automotive, electronics, medical, research and academia, as well as government organizations.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $102.4 million and $57.8 million for the years ended December 31, 2025 and 2024, respectively, and incurred net losses of $293.3 million and $98.8 million, respectively, for those same periods. Net loss for the year ended December 31, 2025 included $193.3 million related to the disposition of Desktop Metal, Inc. As of December 31, 2025 we had an accumulated deficit of $971.0 million and cash, cash equivalents, bank deposits and marketable securities of $457.8 million. We expect to continue to incur operating losses as we focus on growing commercial sales of our products and scale our manufacturing operations, continuing research and development efforts to develop new products, and further enhance our existing products.

Impact of Macroeconomic Trends

Recent negative macroeconomic factors, such as tariffs, inflation, interest rates, geopolitical instability and limited credit availability have and could further cause economic uncertainty and volatility, which could harm our business, result in price pressure or budget constraints. For more information on operations and risks related to macroeconomic disruptions, please see the section of this Annual Report on Form 10-K titled “Risk Factors — Risks Related to Our Business and Industry.”

Key Factors Affecting Operating Results

We believe that our financial performance has been and in the foreseeable future will continue to be primarily driven by the factors discussed below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.

Hardware sales

Our financial performance has largely been driven by, and in the future will continue to be impacted by, the rate of sales of our hardware. Management focuses on hardware sales as an indicator of current business success and a leading indicator of likely future recurring revenue from consumables and software and subscription services. We expect our hardware sales to grow in the future as we increase penetration in our existing markets and expand into new markets.

Go to market

We believe that we are in a strong position within the industry with our accessible solutions that offer users design flexibility and industrial strength parts. Accordingly, we continue to invest in marketing, sales, and operations necessary to scale our business and continue to gain market share and open new market opportunities. We have proven an ability to design, manufacture, and distribute products through channels that provide a high value to customers at gross margins higher than many of our competitors. In addition to our go to market strategy, our integrated platform of hardware, software and consumables has been core to our success and we will continue to drive value through research and development as we introduce smarter and more adaptive technology that is expected to improve our integrated platform and, ultimately, the value provided by our 3D printers. We believe these investments are critical to achieve long-term scalability, but expect the near term impacts will be a muting of our short term profitability.

Seasonality

Our business is generally not subject to seasonality. However, we have historically experienced higher hardware sales in the third and fourth quarters. We believe this trend is likely driven by available funds in federal capital budgets at the end of the third quarter and commercial budgets at year end which they direct towards the evolution of their manufacturing processes through investments in additive manufacturing.

Components of Results of Operations

Revenue

The majority of our revenue results from the sale of hardware, including our additive manufacturing products, and related consumables. We deliver products and services primarily through a combination of value-added resellers ("VAR") network, who purchase and resell our products to end users, direct sales, and channel partners. Hardware and consumables revenue is recognized upon transfer of control to the customer and generally takes place at the point of shipment. We also generate a portion of our revenue from services, software, and subscriptions. Revenue related to software and subscriptions is recognized ratably over the term of the subscription. Our VARs may provide installation services, as needed depending on the product.

Cost of revenue

Our cost of revenue consists of the cost of product, maintenance services, personnel costs, third party logistics, freight, warranty fulfillment costs, and overhead.

Cost of products includes the manufacturing cost of our additive manufacturing products and consumables. We utilize a combination of third-party manufacturers for production of our additive manufacturing hardware and our own manufacturing facilities and personnel. The costs of revenue for internally manufactured products include the cost of raw materials, labor conversion costs, and overhead related to our manufacturing operations, including depreciation and amortization. Overhead costs include shipping, storage, and labor. Cost of services includes personnel-related costs associated with our customer success teams’ provision of remote and on-site support services to our customers and the costs of replacement parts, as well as software costs. Our cost of revenue also includes indirect costs of providing our products and services to customers which consist primarily of reserves for excess and obsolete inventory and share-based compensation expenses.

Gross profit and gross margin

Our gross profit is calculated based on the difference between our revenues and cost of revenue. Gross margin is the percentage obtained by dividing gross profit by our revenue. Our gross profit and gross margin are, or may be, influenced by a number of factors, including:

•
Market conditions and competition that may impact our pricing;
•
Product mix changes between our printer product lines and consumables trends;
•
The impact of global supply chain disruptions on the cost to both procure materials and ship materials and finished goods;
•
Growth in the number of customers utilizing our additive manufacturing products and changes in customer utilization rates, which affects sales of our consumable materials and may result in excess or obsolete inventories;
•
Our cost structure for manufacturing operations, including the extent to which we utilize contract manufacturers compared to in-house manufacturing, the ability to achieve economies of scale in our purchase volumes, and any impacts to changes in our manufacturing on our product warranty obligations; and
•
Our ability to directly monetize the capabilities of our software solutions in the future.

We expect our gross margins to fluctuate over time, depending on the factors described above.

Research and development

Our research and development expenses consist of payroll and related expenses, share-based compensation expenses, depreciation, subcontractors expenses, materials for R&D use, rental fees and maintenance, patent registration fees and other related research and development expenses.

Sales and marketing

Sales and marketing expenses consist of payroll and related expenses, marketing and advertising services, travel expenses, depreciation, share-based compensation expenses, facilities costs, and other demand generation services.

General and administrative

General and administrative expenses consist of payroll and related expenses for our executive leadership and finance, human resources and IT departments, professional services, share-based payments expenses, legal fees, transaction costs, depreciation, travel expenses, office expenses, facilities costs as well as other general and administrative expenses.

Restructuring

Restructuring costs are costs incurred related to cost savings initiatives and the Strategic Alternative Review announced on September 9, 2025, including losses from the deconsolidation of subsidiaries that do not meet the definition of discontinued operations.

Desktop Metal litigation

Desktop Metal litigation expenses include the costs incurred by the Company related to litigation brought against the Company by Desktop Metal prior to the acquisition. On December 16, 2024, Desktop filed a lawsuit against the Company in the Delaware Court of Chancery alleging that we failed to use our reasonable best efforts to obtain regulatory approval in connection with the Merger Agreement entered into on July 2, 2024, or Merger Agreement. We brought counterclaims against Desktop in connection with its obligations under the Merger Agreement, including its obligations to operate its business in the ordinary course and not to experience a bankruptcy. On December 31, 2024, Desktop filed an additional lawsuit in the Delaware Court of Chancery seeking to enjoin the Company and Markforged from consummating the acquisition of Markforged before we consummated the merger with Desktop. In that lawsuit, Desktop alleged that if the acquisition of Markforged were to be consummated before the merger with Desktop, it would violate the terms of the Merger Agreement. The court consolidated the Markforged action with Desktop’s initial suit. These claims proceeded through discovery and to trial in the Delaware Court of Chancery, which trial took place on March 11-12, 2025. On March 24, 2025, the Delaware Court of Chancery ruled in Desktop’s favor and ordered the Company to proceed to close the Desktop transaction. On April 2, 2025, the parties finalized the transaction and filed a stipulation of dismissal in the Delaware Court of Chancery.

Impairment losses

Consists of impairment expenses related to the impairment of right-of-use assets, disposal of property, plant, and equipment, and intangible assets.

Other (expense) income, net

Other (expense) income, net includes other non-operating expenses.

Finance income

Finance income includes bank interest earned on deposits, exchange rate differences, revaluation of financial assets and liabilities through profit and loss.

Finance expense

Finance expense exchange rate differences, revaluation of financial assets and liabilities through profit and loss, revaluation of government grant liabilities, and interest from the intangible asset of $5.2 million from the Continuous Composites settlement that will accrete $1.8 million of interest over the payment term recognized as interest expense.

Income tax benefit (expense)

We have historically recorded an immaterial income tax benefit (expense) each year since our inception. As part of purchase accounting for the Markforged acquisition, a deferred tax liability of $7.0 million was recorded related to the fair value adjustments of tangible and finite lived intangible assets. The Company determined this future source of taxable income allowed them to release a portion of its valuation allowance and a corresponding $7.0 million income tax benefit was recorded.

Fiscal Year 2025 Acquisitions and Subsequent Bankruptcy

On April 2, 2025, we acquired Desktop Metal, Inc. ("Desktop Metal"), a provider of industrial-grade 3D printers, materials, and software. The acquisition of Desktop Metal was expected to generate operational synergies, while expanding our customer base and global market presence across key industries. On July 28, 2025, Desktop Metal filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code and all income producing assets were sold in the third quarter of 2025. The preliminary purchase price of Desktop Metal was $180.3 million. The acquisition was funded through available cash.

The consolidated statements of operations and comprehensive loss includes impairment of the asset group of $139.4 million and loss from operations for the period of acquisition through the date that the bankruptcy plan was approved of $53.9 million, which are both included within net loss from discontinued operations.

On April 25, 2025, we acquired Markforged Holding Corporation ("Markforged"), a provider of cloud-based software products (including its software enabled platform the Digital Forge) and hardware products, including precise and reliable 3D printers, proprietary metal and composite materials to bring industrial production to the point of need on the factory floor. Taking control of Markforged will enable us to access Markforged’s additive manufacturing technology, facilitating a broader, more integrated product portfolio. The preliminary purchase price of Markforged was $116.2 million. The acquisition was funded through available cash.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements included elsewhere herein. We prepared these consolidated financial statements in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See Note 2, "Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. The Company allocates the amounts that it pays for each acquisition to the assets it acquires and liabilities it assumes based on their fair values at the date of acquisition.

The excess of the value of consideration transferred over the aggregate fair value of those net assets is recorded as goodwill. Any identified definite lived intangible assets will be amortized over their estimated useful lives and any identified intangible assets with indefinite useful lives and goodwill will not be amortized but will be tested for impairment at least annually. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates, especially with respect to intangible assets. The Company estimates fair value based upon assumptions that are believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations and comprehensive loss. Acquisition-related transaction costs are not included as a component of consideration transferred but are accounted for as an expense in the period in which the costs are incurred.

Any contingent consideration is measured at fair value at the date of acquisition. If an obligation to pay contingent consideration that meets the definition of a financial instrument is classified as equity, then it is not re-measured, and settlement is accounted for within equity. Otherwise, other contingent considerations are classified as a financial liability and re-measured at fair value at each reporting date, and subsequent changes in the fair value of the contingent consideration are recognized in the consolidated statements of operations and comprehensive loss.

If share-based payment awards (“replacement awards”) are required to be exchanged for awards held by the acquiree’s employees (“acquiree’s awards”), then all or a portion of the amount of the acquirer’s replacement awards is included in measuring the consideration transferred in the business combination. This determination is based on the market-based measure of the replacement awards compared with the market-based measure of the acquiree’s awards and the extent to which the replacement awards relate to pre-combination service.

Estimates of impairment of non-financial assets

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that is not individually identified and separately recorded. The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. Goodwill is not amortized but is tested for impairment annually in the fourth quarter, or as circumstances indicate that the carrying value of the asset may not be recoverable through future operations.

The Company reviews goodwill for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and we determine that the fair value of the reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we determine fair value using accepted valuation techniques, which can include the market and discounted cash flow methods. The fair value of the reporting unit is compared to the carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, we do not consider the goodwill impaired. If the carrying value is higher than the fair value, we recognize the difference as an impairment loss, limited to the total amount of goodwill.

A quantitative goodwill impairment testing process requires valuation of the reporting unit. In the market approach, we can reference the Company’s market capitalization as a value indication given the Company’s single operating segment and reporting unit. In the income approach, which is based on a discounted forecasted cash flow including a terminal value, we compute the terminal value using the constant growth method, which values the forecasted cash flows in perpetuity. The assumptions about future cash flows and growth rates are based on the reporting unit's long-term forecast and is subject to review and approval by senior management. A reporting unit's discount rate is a significant assumption and is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. The estimated fair value could be impacted by changes in market conditions and various other assumptions, however we consider the discount rate assumption to be the key assumption. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

Intangible assets consist of identifiable intangible assets acquired, specifically, developed technology, mutual licensing under a settlement agreement, trademarks, and customer relationships. We evaluate definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future operations. If indicators of impairment are present, we then compare the estimated undiscounted cash flows that the specific asset is expected to generate to its carrying value. If such assets are impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Impairment of long-lived assets

The Company evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant reassessment or that the carrying value of these assets may not be recoverable. When a triggering event is identified, management assesses the recoverability of the asset group, which is the lowest level where identifiable cash flows are largely independent, by comparing the expected undiscounted cash flows of the asset group to the carrying value. When the carrying value is not recoverable and an impairment is determined to exist, the asset group is written down to fair value. The Company exited their previous U.S. headquarters at 300 5th Avenue, Waltham, Massachusetts and sublet the facility leading to a non-cash, pre-tax and after-tax impairment charge of $1.5 million recorded in the second quarter of 2025. The Company partially impaired an abandoned portion of the Markforged 60 Tower headquarters in Waltham, Massachusetts resulting in a non-cash, pre-tax and after-tax impairment charge of $5.7 million related to the operating lease right-of-use (“ROU”) asset recorded in the third quarter of 2025. The Company is currently seeking a sublease for this space. A partial impairment of our lease in Germany was recorded in fourth quarter of 2025 in the amount of $0.3 million.

The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate.

Contingencies

Litigation, arbitration and other legal proceedings against the Company may relate to compliance and trade practices, commercial claims, product liability claims, intellectual property rights, and employment and wrongful discharge claims. For each claim or grouping of similar claims, management makes judgments regarding the relative merits and risks within the claims. These judgments inform the Company’s defense strategies, whether a loss or settlement from the claims is probable and whether sufficient information exists to make a reliable estimate of the likely outcome of the claims. Provisions are recognized when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. Management has assessed as “contingent” matters that cannot be reliably estimated or are not considered probable at the current time. For more details of all the outstanding legal proceedings including those that have been deemed contingent, see Note 14 the Consolidated Financial Statements.

Recent accounting pronouncements

Refer to Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the recent accounting pronouncements that we have adopted and have not yet adopted.

Results of Operations

Fiscal Year 2025 Compared to Fiscal Year 2024

Revenue and Net Loss

The following table presents consolidated revenue and net loss:

	Year ended December 31,
(in thousands of U.S. dollars, except percentages)	2025	2024	$ change	% change
Revenue:
Product	$80,385	$45,557	$34,828	76%
Service	22,052	12,218	9,834	80%
Total revenue	102,437	57,775	44,662	77%
Cost of revenue:
Product	57,923	26,308	31,615	120%
Service	10,169	6,578	3,591	55%
Total cost of revenue	68,092	32,886	35,206	107%
Gross profit	34,345	24,889	9,456	38%
Research and development	30,054	39,558	(9,504)	(24)%
Sales and marketing	35,713	27,657	8,056	29%
General and administrative	59,766	45,987	13,779	30%
Restructuring	7,581	—	7,581	100%
Desktop Metal litigation	31,046	—	31,046	100%
Impairment losses	10,516	1,283	9,233	720%
Total operating loss	(140,331)	(89,596)	(50,735)	57%
(Loss) gain on investment in marketable equity securities	(2,036)	(52,256)	50,220	(96)%
Other (expense) income, net	(479)	486	(965)	(199)%
Finance income	35,400	42,573	(7,173)	(17)%
Finance expense	(111)	(668)	557	(83)%
Loss before income taxes	(107,557)	(99,461)	(8,096)	8%
Income tax benefit (expense)	7,202	(397)	7,599	(1914)%
Net loss from continuing operations	(100,355)	(99,858)	(497)	0%
Net loss from discontinued operations, net of income tax of nil	(193,263)	—	(193,263)	100%
Net loss	$(293,618)	$(99,858)	$(193,760)	194%

Total revenue increased $44.7 million, of which $54.3 million was attributable to the acquisition of Markforged, which comprised $44.0 million of product revenue and $10.2 million of service revenue. The Nano legacy business units experienced lower sales largely attributed to increased tariffs.

Cost of revenue increased $35.2 million, of which $40.9 million was attributable to the acquisition of Markforged, $2.6 million cost of service revenue and $38.3 million cost of product revenue. Of the Markforged cost of product revenue, $12.2 million is the impact of inventory step-up amortization and intangible asset amortization from purchase accounting. This increase was partially offset by the costs associated with the reduction in revenue from the aforementioned impact of tariffs on sales.

Research and development expense decreased $9.5 million, due primarily to a $17.0 million decrease in legacy payroll and related expenses, subcontractors and professional services, and materials, largely associated with organizational synergies. These decreases were partially offset by the acquisition of Markforged, which increased expenses by $9.9 million.

Sales and marketing expense increased $8.1 million due primarily to the acquisition of Markforged which added $19.0 million, partially offset by a decrease in legacy payroll and related expenses, largely associated with organizational synergies.

General and administrative expense increased $13.8 million due to the acquisition of Markforged, which added $15.3 million of general and administrative costs. In 2025, we accrued or paid contingent litigation settlements of $4.6 million. Partially offsetting these increases, there was a decrease in legacy payroll and related expenses, including stock based compensation.

Restructuring expense reflects $7.6 million due to cost initiatives and the initiation of the strategic alternative review announced on September 9, 2025, including the loss from deconsolidation of the Admatec-Formatec and J.A.M.E.S of $1.7 million.

We incurred $31.0 million of litigation expense associated with the 2025 Desktop Metal acquisition and subsequent bankruptcy.

Impairment losses increased $9.2 million primarily due to the partial impairment of our lease at 60 Tower of $5.7 million. In addition, impairment losses include $1.8 million impairment of intangible assets related to Additive Flow, $1.7 million of impairments of other leased facilities, and $1.2 million of property, plant and equipment impairment driven by the discontinuation of certain product lines.

Loss on Investment in Marketable Equity Securities

Loss on investment in marketable equity securities for the year ended December 31, 2025 was $2.0 million compared to $52.3 million for the year ended December 31, 2024. These changes are consistent with the change in share price of Stratasys Ltd. (SYSS) over both periods.

Other (Expense) Income, Net

Other expense, net includes miscellaneous income and expense and was an expense for the year ended December 31, 2025 of $0.5 million compared to income of $0.5 million for the year ended December 31, 2024.

Finance Income and Expense

We recognized net financial income of $35.3 million for the year ended December 31, 2025, compared to $41.9 million for the year ended December 31, 2024, a decrease of $6.6 million. The decrease is primarily attributed to a decrease of $18.2 million in bank interest due to lower cash balances and interest rates. In addition, in the year ended December 31, 2025, we had $10.9 million of foreign currency losses, compared to $0.7 million of foreign currency gains for the year ended December 31, 2024.

Net Loss from Discontinued Operations

We incurred a loss from discontinued operations of $193.3 million for the year ended December 31, 2025 due to the full impairment of the Desktop Metal asset group of $139.4 million. In addition, losses from discontinued operations during the year ended December 31, 2025 were $41.0 million and a loss on deconsolidation was recognized for $12.9 million.

Fiscal Year 2024 Compared to Fiscal Year 2023

Revenue and Net Loss

The following table presents consolidated revenue and net loss:

	Year ended December 31,
(in thousands of U.S. dollars, except percentages)	2024	2023	$ change	% change
Revenue:
Product revenue	$45,557	$47,231	$(1,674)	(4)%
Service revenue	12,218	9,083	3,135	35%
Total revenue	57,775	56,314	1,461	3%
Cost of revenue:
Product	26,308	23,358	2,950	13%
Service	6,578	6,898	(320)	(5)%
Total cost of revenue	32,886	30,256	2,630	9%
Gross Profit	24,889	26,058	(1,169)	(4)%
Research and development	39,558	65,146	(25,588)	(39)%
Sales and marketing	27,657	34,258	(6,601)	(19)%
General and administrative	45,987	55,973	(9,986)	(18)%
Impairment losses	1,283	—	1,283	100%
Total operating loss	(89,596)	(129,319)	39,723	(31)%
(Loss) gain on investment in marketable equity securities	(52,256)	23,462	(75,718)	(323)%
Other income, net	486	1,627	(1,141)	(70)%
Finance income	42,573	47,584	(5,011)	(11)%
Finance expense	(668)	(367)	(301)	82%
Loss before income taxes	(99,461)	(57,013)	(42,448)	74%
Income tax expense	(397)	(62)	(335)	540%
Net loss	$(99,858)	$(57,075)	$(42,783)	75%

Total revenue increased $1.5 million due primarily to increased and more effective sales efforts.

Cost of revenue increased $2.6 million primarily from the above-mentioned increase in revenues and an increase in the cost of revenues related to write-down of inventories following the discontinuation of Fabrica product lines $1.7 million.

Research and development expense decreased $25.6 million due to lower payroll and related costs, and subcontractor costs.

Sales and marketing expense decreased $6.6 million due to lower payroll and related costs.

General and administrative expense decreased $10.0 million due primarily to an $18.0 million decrease in professional services, mainly from proxy contest and legal related expenses incurred during the year ended December 31, 2023. This was partially offset by transaction costs related to the Desktop Metal and Markforged acquisitions incurred in 2024 of $6.5 million.

We incurred $1.3 million of an impairment loss during the year ended December 31, 2024.

Other Income, Net

Other income, net for the year ended December 31, 2024 was $0.5 million compared to $1.6 million for the year ended December 31, 2023. In 2023, the amount represents compensation from government authorities for damaged inventory.

Finance Income and Expense

Finance expenses and income mainly consist of bank interest, exchange rate differences and bank fees.

We recognized net financial income of $41.9 million for the year ended December 31, 2024, compared to net financial income of $47.2 million for the year ended December 31, 2023, a decrease of $5.3 million. The decrease is primarily attributed to a decrease of $3.3 million in bank interest. In addition, in the year ended December 31, 2024, we had $0.5 million of foreign currency losses, compared to $1.7 million foreign currency gains for the year ended December 31, 2023.

Liquidity and Capital Resources

Overview

Since our inception through December 31, 2025, we have funded our operations principally with $1.6 billion from issuance of Ordinary Shares, warrants and convertible notes. As of December 31, 2025, and following (i) the execution of Share Repurchase Plans during 2023‑2025; and (ii) the acquisition of the Stratasys shares, we held $204.7 million in cash and cash equivalents along with an additional $169.0 million in short-term unrestricted bank deposits.

Our material cash requirements from known contractual and other obligations relate to minimum operating lease obligations. We are also subject to ongoing payment obligations. For example, pursuant to the Settlement Agreement, we paid the second settlement payment of $1.0 million to Continuous Composites in December 2025, and are required to make two additional installment payments thereafter of $2.0 million and $4.0 million in the fourth quarters of fiscal years 2026 and 2027, respectively, which payments represent substantial ongoing payment obligations.

The table below presents our cash flows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2025	2024
Cash flows used in operating activities	$(70,267)	$(18,921)
Cash flow from investing activities	1,399	97,623
Cash flow used in financing activities	(25,005)	(69,743)
Net cash used in discontinued operations	(21,445)	—
Effect of exchange rate fluctuations on cash	3,249	(997)
Net (decrease) increase in cash	$(112,069)	$7,962

Operating Activities

Net cash used in operating activities of $70.3 million during the year ended December 31, 2025 was primarily used for payment of payroll and related expenses, payments for materials and inventory, professional services, acquisition related transaction and legal costs, rental fees and maintenance, offset by interest received from banks.

Net cash used in operating activities of $18.9 million during the year ended December 31, 2024 was primarily used for payment of payroll and related expenses, payments for materials and inventory, professional services, rental fees and maintenance, travel and other miscellaneous expenses, offset by interest received from banks.

Investing Activities

Net cash from investing activities of $1.4 million during the year ended December 31, 2025 was the offset of the change in our cash in bank deposits used to finance purchases of Desktop Metal and Markforged in April 2025.

Net cash from investing activities of $97.6 million during the year ended December 31, 2024 was primarily from change in our cash in bank deposits.

Financing Activities

Net cash used in financing activities of $25.0 million in the year ended December 31, 2025 was mainly due to repurchase of our ADSs.

Net cash used in financing activities of $69.7 million in the year ended December 31, 2024 was mainly due to repurchase of our ADSs.

Discontinued Operations

Net cash used in discontinued operations is related the activity of Desktop Metal for the period from acquisition in April 2025 until deconsolidation in July 2025.

Share Repurchase

In February 2023, we announced that we would put into action our previously announced share repurchase plan, or the $100 million Repurchase Plan, allowing us to invest up to $100 million to repurchase our ADSs from time to time, in open market transactions, and/or in privately negotiated transactions or in other legally permissible ways, depending on market conditions, share price, trading volume and other factors. The $100 million Repurchase Plan was approved by the Israeli court in August 2022 for a period of up to 12 months and was later extended by an additional two months. The $100 million Repurchase Plan expired on October 12, 2023, with $4,160,138 remaining, and thereafter no longer eligible for repurchases under such plan. All repurchases made in 2023 were made pursuant to the $100 million Repurchase Plan.

In August 2023, our board of directors authorized a repurchase plan, or the $200 million Repurchase Plan, allowing us to invest up to $200 million to repurchase ADSs from time to time, in open market transactions, and/or in privately negotiated transactions or in any other legally permissible ways, depending on market conditions, share price, trading volume and other factors. The Israeli court approved the $200 million Repurchase Plan on October 17, 2023 for a twelve-month period. The $200 million Repurchase Plan expired on October 16, 2024, with $130,504,940 remaining, and thereafter no longer eligible for repurchases under such plan. All repurchases made in 2024 were made pursuant to the $200 million Repurchase Plan.

In January 2025, our board of directors authorized a repurchase plan, or the $150 million Repurchase Plan, allowing us to invest up to $150 million to repurchase ADSs from time to time, in open market transactions, and/or in privately negotiated transactions or in any other legally permissible ways, depending on market conditions, share price, trading volume and other factors. During 2025, 14.4 million shares were repurchased under the $150 million Repurchase Plan.

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information.

Current Outlook

To date, we have not achieved profitability and have sustained net losses in every fiscal year since our inception, and we have financed our operations primarily through proceeds from issuance of our Ordinary Shares, warrants and convertible notes. Our primary requirements for liquidity and capital resources are to finance working capital, capital expenditures and general corporate purposes. Markforged and Desktop, the two companies that we recently acquired, and the results of which are consolidated into our consolidated financials statements for 2025, also have a history of losses. Desktop was deconsolidated from our results following bankruptcy on July 28, 2025.

We believe we will continue to incur operating losses and negative cash flows in the near-term as we continue to invest in our business, in particular across our research and development efforts and sales and marketing programs. Nevertheless, we believe that our current resources will be sufficient to meet our business needs for at least the next 12 months and into 2027.

In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

•
our continued efforts to explore strategic alternatives;
•
the progress and costs of our research and development activities;
•
the progress of commercial sales of our products;
•
the costs of manufacturing our products;
•
the costs of filing, prosecuting, enforcing and defending patent claims, intellectual property rights and other legal claims;

•
the potential costs of contracting with third parties to provide marketing and distribution services for us or for building such capacities internally; and
•
the magnitude of our general and administrative expenses.

Non-GAAP Metrics

EBITDA is a non-GAAP measure and is defined as earnings before interest income and expense, income tax (benefit) expense, depreciation and amortization. We believe that EBITDA should be useful in evaluating the performance of our business and operations. EBITDA facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expenses (income), net), and the age and depreciation charges and amortization of fixed and intangible assets, respectively (affecting relative depreciation and amortization expense, respectively) and EBITDA is useful to an investor in evaluating our operating performance because it is widely used by investors, securities analysts and other interested parties to measure a company’s operating performance without regard to the items mentioned above.

Adjusted EBITDA and operating expenses are non-GAAP measures and are defined as earnings before interest income and expense, income tax (benefit) expense, depreciation and amortization, share-based compensation expense, exchange rate differences, finance expenses (income) for revaluation of assets and liabilities, Desktop Metal litigation related expenses, Desktop Metal and Markforged transaction related expenses, restructuring costs, impact of deconsolidation, impairment losses, litigation settlements and step-up amortization from purchase accounting. We believe that Adjusted EBITDA and operating expenses, as described above, should also be useful in evaluating the performance of our business. Like EBITDA, Adjusted EBITDA facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting other financial expenses (income), net), and the age and depreciation charges and amortization of fixed and intangible assets, respectively (affecting relative depreciation and amortization expense, respectively), as well as from share-based payments, restructuring costs, impairment losses, and step-up amortization from purchase accounting. Adjusted EBITDA and operating expenses are useful to an investor in evaluating our operating performance because it is widely used by investors, securities analysts and other interested parties to measure a company’s operating performance without regard to non-cash items, such as expenses related to share-based payments.

EBITDA, Adjusted EBITDA, and Adjusted gross profit can be useful in evaluating our performance by eliminating the effect of financing and non-cash expenses such as share-based payments, however, we may incur such expenses in the future, which could impact future results. In addition, other companies, including companies in our industry, may calculate non-GAAP metrics differently or not at all, which may reduce the usefulness of this measure as a tool for comparison.

The following is a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
(In thousands of U.S. dollars)	2025	2024
Net loss from continuing operations	$(100,355)	$(99,858)
Income tax (benefit) expense	(7,202)	397
Depreciation and amortization	7,433	2,642
Interest expense	971	—
Interest income	(24,636)	(42,573)
EBITDA (loss)	(123,789)	(139,392)
Finance expenses (income) from revaluation of assets and liabilities	2,056	52,344
Exchange rate differences	(10,764)	485
Share-based compensation expense	4,930	15,721
Desktop Metal litigation related expenses	31,046	—
Desktop Metal and Markforged transaction related expenses	10,614	6,452
Restructuring costs	7,581	—
Impairment losses	10,516	1,283
Acquisition inventory step-up amortization	10,661
Litigation settlements and contingencies	4,621	—
Other non-GAAP items	(711)	(486)
Adjusted EBITDA (loss)	$(53,239)	$(63,593)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates.

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our current investment policy is to invest available cash in bank deposits, mainly with banks that have a credit rating of at least BBB Plus, money market accounts and money market funds. Accordingly, a substantial majority of our cash and cash equivalents are held in deposits that bear interest. As a substantial percentage of our cash is currently held in NIS, our market risk exposure is primarily a result of NIS/U.S. dollar exchange rates.

Foreign Currency Exchange Risk

Our results of operations and cash flow are subject to fluctuations in currency exchange rates other than U.S. Dollars. The vast majority of our liquid assets are held in U.S. Dollars, and a certain portion of our expenses is denominated in other currencies (mainly NIS for 2025). Of the $373.7 million of cash and cash equivalents and bank deposits held as of December 31, 2025, approximately 12% of the balance relates to deposits held in NIS. Changes of 5% and 10% in the U.S. Dollar/NIS exchange rate would not have had a material effect in relation to the Company’s loss in 2025.

ITEM 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of such period because of the material weakness in internal control over financial reporting described below.

(b)
Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

Management, with participation of the CEO and CFO, under the oversight of our Audit Committee, conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was not effective as of December 31, 2025 due to the material weakness described below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In April 2025, we completed our acquisitions of Desktop Metal, Inc. (“Desktop Metal”) and Markforged Holding Corporation (“Markforged”) (collectively the “Acquisitions”). In July 2025, we disposed of Desktop Metal. We are in the process of evaluating the existing controls and procedures of Markforged and integrating Markforged into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for one year following the date on which the acquisition is completed, we have excluded Markforged from our evaluation of the internal control over financial reporting. The excluded business, excluding goodwill and intangible assets of $40.3 million and $19.4 million which are included in the scope of the assessment, constituted approximately 15% of total assets and 53% of revenues as of and for the year ended December 31, 2025.

Based on this assessment, our CEO and CFO concluded that the Company did not maintain sufficient resources with an appropriate level of accounting knowledge, training and experience in the accounting for business combinations and discontinued operations to fulfill our responsibilities with respect to internal control over financial reporting. As a result, we did not design and operate effective process level control activities related to the accounting and disclosure for the Acquisitions, including valuation of certain acquired intangible assets, and discontinued operations of Desktop Metal.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page F-2 of this Annual Report on Form 10-K.

(c)
Remediation Plan for Material Weakness

Management, with the oversight of the Audit Committee, is currently taking actions to remediate the material weakness and is designing and will implement additional processes and controls to address the underlying causes associated with the material weakness described above. We have begun the process to remediate the material weakness and will continue our efforts through fiscal 2026. The remediation efforts include:

•
Enhancing our risk assessment process to identify and assess risks of material misstatement and to ensure controls are designed and implemented to respond to those risks;
•
Engaging additional third-party personnel and/or hiring additional competent and qualified technical accounting and financial reporting personnel with appropriate knowledge and experience of U.S. GAAP and SEC financial reporting requirements; and
•
Training of new personnel and existing personnel in new roles on proper execution of designed control procedures.

The material weakness identified above will not be considered fully remediated until these additional controls and procedures have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.

(d)
Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information Regarding Our Board of Directors and Executive Officers

The following table identifies our directors and sets forth their principal occupation and business experience during the last five years and their ages as of December 31, 2025.

Name	Positions and Offices Held with Nano Dimension	Director Since	Age
Robert Pons	Director and Chairman of the Board of Directors	2025	69
David Stehlin	Director, President and Chief Executive Officer	2025	69
Phillip Borenstein	Director	2025	42
Dr. Joshua Rosensweig	Director	2025	73
Andrew Sriubas	Director	2025	57

Robert Pons has served on our board of directors since December 2024 and as Chairman of our board of directors since April 2025. Mr. Pons has served as President and Chief Executive Officer of Spartan Advisors, Inc., a management consulting firm specializing in public company governance, since January 2017. Mr. Pons has served in several senior management roles in technology companies. Mr. Pons has also served on the boards of more than a dozen publicly traded companies, utilizing his more than 40 years of hands-on operating experience as a CEO and senior executive in high-growth companies and companies needing turnaround strategies. Mr. Pons currently serves on the Board of Directors of Marpai, Inc. (OTCQX: MRAI), a leading national third-party administrator, since December 2023. Mr. Pons previously served on the Board of Directors of Seachange International Inc. (formerly NASDAQ: SEAC) (“Seachange”), and on the Boards of Directors of CCUR Holdings, Inc. (OTCPK: CCUR) (formerly Concurrent Computer Corp), Alaska Communications Inc. (formerly NASDAQ: ALSK), Inseego Corp. (NASDAQ: INSG), INNOVATE (NYSE: VATE) , and MRV Communications, Inc. (formerly NASDAQ: MRVC). Mr. Pons also previously served on the Boards of Directors of Arbinet Corporation, Proxim Wireless Corporation, Network-1 Technologies, Inc., and DragonWave-X. Mr. Pons holds a B.A. degree from Rowan University with Honors. We believe Mr. Pons' public company experience qualifies him to serve as a director of the Company.

David Stehlin has served on our board of directors since February 2025 and as our Chief Executive Officer since September 2025. Mr. Stehlin is an accomplished executive with extensive leadership experience in the technology sector where he has led strategic turnarounds, drove business growth, and ushered in technological advancements, based on which we believe Mr. Stehlin is qualified to serve as a director of the Company. Mr. Stehlin has served as the CEO of the Telecommunications Industry Association since September 2019. Prior to that, Mr. Stehlin held leadership roles at various publicly traded and private high growth companies including, Spirent Communications (August 2016 - May 2019), MRV Communications (April 2011 - December 2014), Overture Networks/ Ceterus Networks (December 2003 - December 2010), Valo (May 2002 - December 2003), Foxcom/OnePath (December 1998 - August 2001) and Antec/Keptel (September 1990 - December 1998). Mr. Stehlin served as an officer in the US Marine Corps from May 1979 - August 1984. Stehlin holds a B.S. from the United States Naval Academy and an M.B.A. from National University.

Phillip Borenstein has served on our board of directors since December 2025. Mr. Borenstein has served as a director, portfolio manager and partner at Hamilton Equity Partners LLC, a private equity firm, since March 2014. Mr. Borenstein founded and has served as a partner of Hamilton EQ Management LLC, a commercial real estate company, where he oversees M&A activity and manages its portfolio of commercial real estate and healthcare facilities with a value of over $500 million, since 2016. In addition, Mr. Borenstein raised the seed money and is an active partner and supporter of the Triumph Leadership Innovation group, an organization working to empower and develop young managers and entrepreneurs in Israel, since 2016. Mr. Borenstein earned a M.S. degree in accounting from Fairleigh Dickinson University, including research and studies relating to forensic reviews of public company financial reports, and a Bachelor of Talmudic Law from Yeshiva Shaar HaTorah. We believe Mr. Borenstein's experience qualifies him to serve as a director of the Company.

Dr. Joshua Rosensweig has served on our board of directors since December 2024. Dr. Rosensweig has over four decades of experience as a legal professional, with significant experience in corporate governance and enhancing shareholder value as an executive and director at Israel-based public companies, based on which we believe Dr. Rosensweig is qualified to serve as a director of the Company. Dr. Rosensweig is the founder and senior partner of Rosensweig & Co., a boutique law firm based in Tel Aviv. Between 2012 and 2013, Dr. Rosensweig was head of the tax department at Agmon & Co., and from 1999 until 2005, he served as a senior partner at Gornitzky & Co., where he led the international transactions and taxation practices. Since 2017, Dr. Rosensweig has been serving as a member of the board of directors of Israel Corporation. Previously,

Dr. Rosensweig served on the board of directors of Bezeq Israel Telecommunication Corp., from 2010 until 2018. Additionally, Rosensweig served on the board of Alrov Properties and Lodgings Ltd. from 2010 until 2018 and has held leadership positions as Chairman of the board of directors of First International Bank of Israel from 2003 until 2006 and of Poalim IBI in 2013. Dr. Rosensweig holds a LLB from Bar-Ilan University in Israel and an LLM and Ph.D. from New York University.

Andrew Sriubas has served as a director of the Company since June 2025. He served as OUTFRONT Media’s Executive Vice President, Chief Commercial Officer from July 2017 until January 2025. Prior to that, he served as the Company’s Executive Vice President, Strategic Planning & Development from July 2014 to July 2017. Prior to that, Mr. Sriubas served as Chief of Strategy & Corporate Development at Sonifi Solutions, Inc. from 2013 to 2014, where he was responsible for corporate partnerships, product development, content acquisitions and digital deployment systems. Before joining Sonifi, from 1989 to 2013, Mr. Sriubas held senior roles at Citicorp Securities, Inc., Donaldson, Lufkin & Jenrette/Credit Suisse First Boston, UBS Investment Bank, JP Morgan Chase and Moorgate Partners, advising and raising capital for technology, media and telecommunications companies. Mr. Sriubas currently serves on the boards of directors of Argus Capital Corp. and the Media Rating Council, and on the advisory board of Palisades Ventures, L.L.C. His professional certificates include Stanford Law School, Board of Directors College; MIT xPro in Quantum Mechanics; and MIT Sloan School of Management in Blockchain Technology. We believe Mr. Sriubas' experience qualifies him to serve as a director of the Company.

Executive Officers Who Are Not Directors

The following table identifies our non-director executive officers and sets forth their current positions at Nano Dimension Ltd. and their ages as of December 31, 2025.

Name	Positions Held with Nano Dimension	Officer Since	Age
John Brenton	Chief Financial Officer	2025	57
Jonathan Bond	General Manager, FFF	2025	42
Olivier Carnal	General Manager, Essemtec	2025	61
Nir Sade	General Manager, AME	2025	50

John Brenton has served in the role of Chief Financial Officer since November 2025. Mr. Brenton previously served as the Company’s Vice President of Finance and Corporate Controller since April 2025. Prior to his roles at Nano Dimension Ltd., Mr. Brenton was the Vice President of Finance and Corporate Controller of Markforged since November 2020 and led the finance team through their IPO in July 2021. Mr. Brenton holds a bachelors of science in accounting from Syracuse University.

Jonathan Bond has served as our General Manager of the Fused Filament Fabrication (FFF) business since April 2025. Mr. Bond held a series of senior engineering and leadership roles in Markforged from 2018 to 2025. Most recently, he served as Senior Director of Engineering, Hardware and Materials, where he led a 50-person global team across Hardware Engineering, Materials Engineering, and Hardware Product Management. Mr. Bond’s career spans industries including additive manufacturing, medical devices, robotics, sporting goods, and consumer products, where he has led development programs from early-stage concept through to high-volume manufacturing. He is named as an inventor on numerous patents covering technologies in electrophysiology, robotics, additive manufacturing, and sports equipment. Mr. Bond holds a Bachelor of Science in Mechanical Engineering from Tufts University.

Olivier Carnal has served as General Manager of Essemtec AG since April 2023. Prior to this, Mr. Carnal served as Business Development Manager for Georg Fischer AG, Switzerland, (Swiss company listed on the Swiss stock exchange, active in water systems, machine tools and casting solutions), from 2005 to 2009, CEO of Von Roll Solar (a startup within Von Roll AG, developing and manufacturing flexible, printed photovoltaic cells), from 2009 to 2012, and CEO of Sontex SA (a Swiss technology company producing thermal energy measurement devices to reduce energy consumption), from 2013 to 2023. Prior to joining us, Mr. Carnal served as CEO of Sontex SA for 10 years. Mr. Carnal holds a Master and Ph.D. in Physics (Dr. rer. nat.) from the ETH Zurich. In addition, Mr. Carnal completed a Post doctorate at California Institute of Technology, Pasadena. Management courses at IMD Lausanne and St. Gallen Management School.

Nir Sade has served as our AME General Manager since September 2024. Prior to this, Mr. Sade served as AM General Manager, October 2023 – September 2024; Global SVP Product, November 2022 - October 2023, and VP Product, April 2020 – November 2022. Prior to joining us, Mr. Sade served as the VP of R&D Engineering at Xjet from September 2018 – April 2020, leading the development of an Additive Manufacturing system for metals and ceramics. Mr. Sade has more than 20 years of engineering development experience from companies such as Applied Materials, Objet (later Stratasys) and Elbit Systems and brings extensive experience in R&D management from various multi-disciplinary companies and positions. Mr. Sade holds a B.Sc. in Computer Engineering from the Technion - Israel Institute of Technology.

Board Committees

Our board of directors has established a standing audit committee and compensation committee. The audit committee and compensation committee operate under charters that satisfies the applicable standards of the Securities and Exchange Commission ("SEC") and Nasdaq rules. A current copy of the charter for each of the audit committee and compensation committee is posted on the governance section of our website, https://investors.nano-di.com/governance-1/.

Audit Committee

Dr. Joshua Rosensweig, Robert Pons, Phillip Borenstein, and Andrew Sriubas serve on the audit committee, which is chaired by Mr. Rosensweig. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Mr. Rosensweig as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

The responsibilities of the audit committee under the Companies Law include: (i) identifying flaws in the management of a Company’s business and making recommendations to the board of directors as to how to correct them; (ii) with respect to certain actions involving conflicts of interest and with respect to certain related party transactions, deciding whether such actions are material actions and whether such transactions are extraordinary transactions, respectively, all for the purpose of approving such actions or transactions; (iii) reviewing and deciding whether to approve certain related party transactions and certain actions involving conflicts of interest; (iv) reviewing the internal auditor’s work program; (v) examining the Company’s internal control structure and processes, the performance of the internal auditor and whether the internal auditor has at his or her disposal the tools and resources required to perform his or her duties, considering, inter alia, the special needs of the Company and its size; (vi) examining the independent auditor’s scope of work as well as the independent auditor’s fees and providing its recommendations to the appropriate corporate organ; (vii) providing for arrangements as to the manner in which the Company will deal with employee complaints with respect to deficiencies in the management of the Company’s business and the protection to be provided to such employees; and (viii) with respect to related party transactions with a controlling shareholder, regardless of whether such transactions are extraordinary transactions, that prior to entering into such transaction, to establish the requirement of having a competitive process under the supervision of the audit committee or any individual, committee or body on its behalf and according to criteria established by the audit committee and to determine procedures for approving certain related party transactions with a controlling shareholder, which were determined by the audit committee to be non-extraordinary transactions, but which are not negligible transactions. In addition, the audit committee is required to supervise the manner the Company implements the requirements of the Privacy Protection Law, 1981 and the Privacy Protection Regulations (Data Security), 2017.

Additionally, under our audit committee charter, our audit committee also (i) oversees and monitors our consolidated financial statements, our compliance with legal and regulatory requirements as they relate to consolidated financial statements or accounting matters, and the independent registered public accounting firm’s qualifications, independence and performance, and (ii) provides the board of directors with the results of its monitoring and recommendations and such additional information and materials as it may deem necessary to make the board of directors aware of significant financial matters that require its attention.

Our audit committee may not conduct any discussions or approve any actions requiring its approval, unless at the time of the approval a majority of the committee’s members are present.

Financial Statement Examination Committee

Under the Companies Law, the board of directors of a public company in Israel must appoint a financial statement examination committee, which consists of members with accounting and financial expertise or the ability to read and understand consolidated financial statements. According to a resolution of our board of directors, the audit committee has been assigned the responsibilities and duties of a financial statement examination committee, as permitted under relevant regulations promulgated under the Companies Law. The function of a financial statement examination committee is to discuss and provide recommendations to its board of directors (including the report of any deficiency found) with respect to the following issues: (1) estimations and assessments made in connection with the preparation of consolidated financial statements; (2) internal controls related to the consolidated financial statements; (3) completeness and propriety of the disclosure in the consolidated financial statements; (4) the accounting policies adopted and the accounting treatments implemented in material matters of the Company; and (5) value evaluations, including the assumptions and assessments on which evaluations are based and the supporting data in the consolidated financial statements. Our independent registered public accounting firm and our internal auditor are invited to attend all meetings of the audit committee when it is acting in the role of the financial statement examination committee.

Compensation Committee

Robert Pons, Phillip Borenstein, Dr. Joshua Rosensweig, and Andrew Sriubas serve on the compensation committee, which is chaired by Mr. Pons. Our board of directors has determined that each member of the compensation committee meets the requirements of a “non-employee director” pursuant to Rule 16b-3 under the Exchange Act. Our board of directors has determined that each member of the compensation committee is “independent” for compensation committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules.

Under the Companies Law, the board of directors of any public company must establish a compensation committee. Under the Nasdaq rules, we are required to maintain a compensation committee consisting entirely of independent directors (or the determination of such compensation solely by the independent members of our board of directors).

The responsibilities of the compensation committee under the Companies Law include: (i) making recommendations to the board of directors with respect to the approval of the compensation policy and any extensions thereto; (ii) periodically reviewing the implementation of the compensation policy and providing the board of directors with recommendations with respect to any amendments or updates thereto; (iii) reviewing and resolving whether or not to approve transactions with respect to the terms of office and employment of our office holders and (iv) resolving, under certain circumstances prescribed under the Companies Law, whether or not to exempt a transaction with a candidate for chief executive officer who meets non-affiliation criteria from shareholder approval.

Our compensation committee also reviews and recommends to our board of directors: (1) the annual base compensation of our office holders and directors; (2) annual incentive bonus plans, including the specific goals and amount; (3) equity compensation; (4) employment agreements, severance arrangements, and change in control agreements/provisions; (5) retirement grants and/or retirement bonuses; and (6) any other benefits, compensation, compensation policies or arrangements.

The duties of the compensation committee include the recommendation to the Company’s board of directors of a policy regarding the terms of engagement of office holders, to which we refer as a compensation policy. That policy must be adopted by the Company’s board of directors, after considering the recommendations of the compensation committee. The compensation policy is then brought for approval by our shareholders. Our current Compensation Policy (as defined below) was approved on June 7, 2022. On December 6, 2024, our shareholders approved a specific amendment to the compensation policy pursuant to which equity-based compensation and an annual cash retainer shall be granted our non-executive board members. Further information on the terms of our Compensation Policy is detailed in Form 6-K filed by the Company on December 6, 2024.

The compensation policy must serve as the basis for decisions concerning the financial terms of employment or engagement of office holders and directors, including exculpation, insurance, indemnification or any monetary payment or obligation of payment in respect of employment or engagement. The compensation policy must relate to certain factors, including advancement of the Company’s objectives, the Company’s business and its long-term strategy, and creation of appropriate incentives for executives. It must also consider, among other things, the Company’s risk management, size and the nature of its operations. The compensation policy must furthermore consider the following additional factors:

•
the knowledge, skills, expertise and accomplishments of the relevant director or executive;
•
the director’s or executive’s roles and responsibilities and prior compensation agreements with him or her;
•
the relationship between the terms offered and the average and median compensation of the other employees of the Company;
•
the impact of disparities in salary upon work relationships in the Company;
•
the possibility of reducing variable compensation at the discretion of the board of directors; and the possibility of setting a limit on the exercise value of non-cash variable compensation; and
•
as to severance compensation, the period of service of the director or executive, the terms of his or her compensation during such service period, the Company’s performance during that period of service, the person’s contribution towards the Company’s achievement of its goals and the maximization of its profits, and the circumstances under which the person is leaving the Company.

The compensation policy must also include the following principles:

•
the link between variable compensation and long-term performance and measurable criteria;
•
the relationship between variable and fixed compensation, and the ceiling for the value of variable compensation;
•
the conditions under which a director or executive would be required to repay compensation paid to him or her if it was later shown that the data upon which such compensation was based was inaccurate and was required to be restated in the company’s financial statements;

•
the minimum holding or vesting period for variable, equity-based compensation; and
•
maximum limits for severance compensation.

The Compensation Policy must also consider appropriate incentives from a long-term perspective and maximum limits for severance compensation.

Our current Compensation Policy was adopted on June 7, 2022, amended on December 6, 2024, and is due for renewal or replacement, by our shareholders within three years of its adoption.

Internal Auditor

Under the Companies Law, the board of directors must also appoint an internal auditor nominated by the audit committee. Our internal auditor is Yisrael Gewirtz from Fahn Kanne Control Management Ltd. Grant Thornton Israel. The role of the internal auditor is to examine whether a company’s actions comply with the law and proper business procedure. The internal auditor may not be an interested party or office holder, or a relative of any interested party or office holder, and may not be a member of the company’s independent accounting firm or its representative. The Companies Law defines an interested party as a holder of 5% or more of the shares or voting rights of a company, any person or entity that has the right to nominate or appoint at least one director or the general manager of the company or any person who serves as a director or as the general manager of a company. Our internal auditor is not our employee, but the managing partner of a firm which specializes in internal auditing.

Remuneration of Directors

Under the Companies Law, remuneration of directors is subject to the approval of the compensation committee, thereafter by the board of directors and thereafter by the general meeting of the shareholders. If the remuneration of the directors is in accordance with the regulations applicable to remuneration of the external directors, if any, then such remuneration shall be exempt from the approval of the general meeting of the shareholders.

Insurance

Under the Companies Law, a company may, if specified in its articles of association, obtain insurance for any of its office holders for:

•
a breach of duty of care to the company or to any other person;
•
a breach of duty of loyalty to the company, provided that the office holder acted in good faith and had reasonable grounds to assume that the act that resulted in such breach would not prejudice the interests of the company; and
•
a financial liability imposed on such office holder in favor of any other person.

Our amended and restated articles of association also allow us to obtain insurance for any of our officer holders for any other event, occurrence, matter or circumstance under any law with respect to which the Company may, or will be able to, insure an office holder, and to the extent such law requires the inclusion of a provision permitting such insurance in our amended and restated articles of association, then such provision shall be deemed to be included in our amended and restated articles of association (including, without limitation, in accordance with Section 56h(b)(1) of the Israeli Securities Law, if and to the extent applicable, and Section 50P of the Israeli Economic Competition Law).

We currently have directors’ and officers’ liability insurance, providing total coverage of $40 million for the benefit of all of our directors and officers, in respect of which we paid a twelve-month premium of $0.7 million, which expires on November 4, 2026.

Indemnification

Subject to the provisions of the Companies Law, the Company may retroactively indemnify an office holder of the Company, if specified in its articles of association, with respect to the following liabilities and expenses, provided that such liabilities or expenses were imposed on such office holder or incurred by such office holder due to an act performed by or an omission of the office holder in such office holder’s capacity as an office holder of the Company:

i. financial liability imposed on an office holder in favor of another person by any court judgment, including a judgment given as a result of a settlement or an arbitrator’s award which has been confirmed by a court in respect of an act performed by the office holder;

ii. reasonable litigation expenses, including attorneys’ fees, expended by the office holder as a result of an investigation or proceeding instituted against him or her by an authority authorized to conduct such investigation or proceeding, or in connection with a financial sanction, provided that (1) no indictment (as defined in the Companies Law) was filed against such office holder as a result of such investigation or proceeding; and (2) no financial liability in lieu of a criminal proceeding (as defined in the Companies Law) was imposed upon him or her as a result of such investigation or proceeding or if such financial liability was imposed, it was imposed with respect to an offense that does not require proof of criminal intent; and

iii. reasonable litigation costs, including attorney’s fees, expended by an office holder or which were imposed on an office holder by a court in proceedings filed against the office holder by the Company or in its name or by any other person or in a criminal charge in respect of which the office holder was acquitted or in a criminal charge in respect of which the office holder was convicted for an offense which did not require proof of criminal intent.

iv. any other event, occurrence, matter or circumstance under any law with respect to which the Company may, or will be able to, insure an office holder, and to the extent such law requires the inclusion of a provision permitting such insurance in our amended and restated articles of association, then such provision shall be deemed to be included and incorporated in our amended and restated articles of association (including, without limitation, in accordance with Section 56h(b)(1) of the Israeli Securities Law, if and to the extent applicable, and Section 50P of the Israeli Economic Competition Law).

Our amended and restated articles of association allow us to indemnify our office holders up to a certain amount. The Companies Law also permits a company to undertake in advance to indemnify an office holder, provided that if such indemnification relates to financial liability imposed on him or her, as described above, then the undertaking should be limited to sub-sections i to iii described above, and to sub-section iv described above, provided that:

•
the undertaking to indemnify is limited to such events which our board of directors shall deem to be likely to occur in light of the operations of the Company at the time that the undertaking to indemnify is made and for such amounts or criterion which our directors may, at the time of the giving of such undertaking to indemnify, deem to be reasonable under the circumstances; and
•
the undertaking to indemnify shall set forth such events which our directors shall deem to be likely to occur in light of the operations of the Company at the time that the undertaking to indemnify is made, and the amounts and/or criterion which our directors may, at the time of the giving of such undertaking to indemnify, deem to be reasonable under the circumstances.

We have entered into indemnification agreements with all of our directors and with certain members of our senior management. Each such indemnification agreement provides the office holder with indemnification permitted under applicable law and up to a certain amount, and to the extent that these liabilities are not covered by directors’ and officers’ insurance.

Exemption

Subject to the provisions of the Companies Law and the Securities Law, the Company may exempt and release, in advance, if specified in its articles of association, any office holder from any liability to the Company for damages arising out of a breach of the office holder’s duty of care towards the Company.

Notwithstanding the foregoing, the Company may not exempt its directors in advance from his liability for damages with respect to violation of his duty of care to the Company with respect to distributions. In addition, the Company may not exempt an office holder from his liability to the Company with regard to a resolution and/or a transaction in which the controlling shareholder and/or any office holder has a personal interest.

Limitations

The Companies Law provides that we may not exculpate or indemnify an office holder nor enter into an insurance contract that would provide coverage for any liability incurred as a result of any of the following: (1) a breach by the office holder of his or her duty of loyalty unless (in the case of indemnity or insurance only, but not exculpation) the office holder acted in good faith and had a reasonable basis to believe that the act would not prejudice us; (2) a breach by the office holder of his or her duty of care if the breach was carried out intentionally or recklessly (as opposed to merely negligently); (3) any action taken with the intent to derive an illegal personal benefit; or (4) any fine levied against the office holder.

The foregoing descriptions summarize the material aspects and practices of our board of directors. For additional details, we also refer you to the full text of the Companies Law, as well as of our amended and restated articles of association, which is filed as an exhibit to this annual report on Form 10-K and is incorporated herein by reference.

There are no service contracts between us or our subsidiaries, on the one hand, and our directors in their capacity as directors,

on the other hand, providing for benefits upon termination of service.

Code of Business Conduct and Ethics

We have adopted a written code of ethics that applies to our officers and employees, including our principal executive officer, principal financial officer, principal controller and persons performing similar functions as well as our directors. Our Code of Business Conduct and Ethics is posted on our website at www.nano-di.com. Information contained on, or that can be accessed through, our website does not constitute a part of this annual report on Form 10-K and is not incorporated by reference herein. If we make any amendment to the Code of Business Conduct and Ethics or grant any waivers, including any implicit waiver, from a provision of the code, we will disclose the nature of such amendment or waiver on our website to the extent required by the rules and regulations of the SEC. We have not granted any waivers under our Code of Business Conduct and Ethics.

Insider Trading Policy

We have adopted an insider trading policy, or the Policy, governing the purchase, sale and other transactions in our securities that applies to our directors, officers, employees, consultants and other covered persons, including immediate family members and entities controlled by any of the foregoing persons.

The Policy prohibits, among other things, insider trading and certain speculative transactions in our securities (including short sales, buying put and selling call options and other hedging or derivative transactions in our securities) and establishes a regular blackout period schedule during which directors, officers, employees, consultants and other covered persons may not trade in the Company’s securities, as well as certain pre-clearance procedures that directors and officers must observe prior to effecting any transaction in our securities. The Company believes that the Policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and listing standards applicable to the Company.

Item 11. Executive Compensation

Director Compensation

Our compensation methodology is to provide a moderate, fixed and predictable annual compensation, while putting a greater emphasis on performance-based and variable compensation – comprised of equity – thereby aligning our non-executive directors’ interests with those of our shareholders. We believe that our compensation policy for non-executive directors is effective in incentivizing achievement of key strategic objectives (operational and market based) which will result in long-term sustainable shareholder value, while keeping our director compensation packages competitive with the practices applied by other companies in our industry with a comparable market size.

In 2024, the Company engaged Aon’s Human Capital Solutions practice, a division of Aon plc (“Aon”), as an independent, external consultant, to provide it with advice related to our executives and directors, to assist in the design, formulation, analysis, and implementation of our compensation program. In order to determine appropriate compensation packages for our non-executive directors, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) and the Board of Directors reviewed a comprehensive compensation benchmark analysis conducted by our independent compensation advisor, Aon, of peer company data. Due to the international talent pool within which the Company competes, and the prominence of the U.S. market for our products, the Company’s increasing presence in the U.S. market given recent acquisition activity and the sources of talent there, a market reference peer group of other U.S.-based companies listed on either Nasdaq or the New York Stock Exchange was created in order to determine compensation benchmarks for our non-executive directors. The peer group was constructed around a set of carefully chosen parameters.

In 2024, the Compensation Committee and the Board of Directors, respectively, approved and recommended to the Company’s shareholders to enable Company’s current and future non-executive directors to receive compensation in the form of cash in addition to increasing the maximum restricted share units (“RSU”) award available to our non-executive directors, all as set forth below, and to amend the Company’s compensation policy to reflect such compensation (the “Compensation Policy”) and the shareholders approved the changes to the Compensation Policy on December 6, 2024.

Compensation Element	Compensation Amount
Annual Board Member Cash Retainer (1)	$65,000
Annual Board Member Equity Retainer (2)	Annual RSUs grant in the maximum value of $125,000 and in any case no more than 60,000 RSUs, vesting over a three-year period(3)(4)(5)
Annual Committee Member Cash Retainer	$10,000 for Audit Committee

Annual Board Chair Cash Retainer(1)	$115,000
Annual Board Chair Equity Retainer(2)	Annual RSUs grant in the maximum value of $125,000 and in any case no more than 60,000 RSUs, vesting over a three-year period (3)(4)(5)
Annual Committee Chair Retainer(1)	$20,000 for Audit Committee

(1) The annual cash retainer will be paid on a quarterly basis, and shall apply to the non-executive directors, or to such non-executive directors that will be appointed or elected in the future, effective from their respective appointment or election, commencing on January 1, 2026.

(2) Will be granted annually at the beginning of each year commencing on January 1, 2026.

(3) Final number of RSUs will be calculated based on the average closing price of the ADS in the last 30 days before the last day of the required approval for entitlement (the “Date of Grant”).

(4) As with the Compensation Policy, the RSUs would continue to vest annually over a three-year period. For new non-executive directors appointed or elected to the Board of Directors, outside of the normal annual general meeting cycle, annual equity awards would be pro-rated to reflect the remaining period in the annual cycle until the next planned award date. The pro-rated amount of RSUs will be subject to a standard three-year vesting.

(5) As with the Compensation Policy, in case a non-executive director ceases any of his or her duties as mentioned above, the unvested RSUs which were granted to him or her for his or her duty will expire immediately. Any annual grant of RSUs will be subject to standard three-year vesting under the Plan; 1/3 of the amount of the RSUs granted to each non-executive director shall vest on each anniversary following the Date of Grant (as applicable).

Director Compensation Table

The table below presents the total director compensation for each person who served as a non-employee director during fiscal year 2025. During fiscal year 2025, Mr. Stehlin, our Chief Executive Officer, was a member of our board of directors, as well as an employee, and received no additional cash compensation for his services as a director once he was appointed to the position of Chief Executive Officer. See the section titled “Executive Compensation” for more information about Mr. Stehlin’s compensation for fiscal year 2025.

Name	Fees Earned for Director Service ($)	Stock Award for Director Service ($) (1)	All Other Compensation	Total ($)
Robert Pons(2)	132,093	436,707	—	568,800
Phillip Borenstein(3)	5,893	—	—	5,893
Dr. Joshua Rosensweig(4)	77,084	475,207	—	552,291
Andrew Sriubas(5)	48,125	215,223	—	263,348
David Stehlin(6)	53,558	436,784	—	490,342
Ofir Baharav(7)	33,125	128,707	—	161,832
Eileen Tanghal(8)	27,500	61,223	—	88,723
Kenneth Traub(9)	14,347	128,707	95,400	238,454

(1) The amounts reported represent the aggregate grant date fair value of the restricted stock units awarded to the directors during fiscal year 2025, calculated in accordance with Financial Accounting Standard Board ("FASB") Accounting Standard Codification ("ASC") Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 10 to our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The amounts reported in this column reflect the accounting cost for the restricted stock units and do not correspond to the actual economic value that may be received upon settlement of such restricted stock units or any sale of any of the underlying Ordinary Shares.

(2) During the year ended December 31, 2025, Mr. Pons was granted 51,898 unvested restricted stock units vesting annually over three years, and 200,000 unvested restricted stock units approved at the Annual General Meeting of Shareholders held on December 4, 2025 that vested on January 1, 2026. All restricted stock units granted in 2025 were outstanding as of December 31, 2025.

(3) Mr. Borenstein was elected to the Board of Directors during the Annual General Meeting of Shareholders held on December 4, 2025.

(4) During the year ended December 31, 2025, Mr. Rosensweig was granted an aggregate of 51,898 unvested restricted stock units vesting annually over three years, and 225,000 unvested restricted stock units approved at the Annual General Meeting of Shareholders held on December 4, 2025 and vesting on January 1, 2026. All restricted stock units granted in 2025 were outstanding as of December 31, 2025.

(5) During the year ended December 31, 2025, Mr. Sriubas was granted an aggregate of 40,015 restricted stock units vesting annually over three years, and 100,000 unvested restricted stock units approved at the Annual General Meeting of Shareholders held on December 4, 2025 that vested on January 1, 2026. All restricted stock units granted in 2025 were outstanding as of December 31, 2025.

(6) During the year ended December 31, 2025, Mr. Stehlin, during his tenure as a non-employee director, was granted 48,415 restricted stock units vesting annually over three years and cash compensation of $53,558. Mr. Stehlin was granted 200,000 unvested restricted stock units approved at the Annual General Meeting of Shareholders held on December 4, 2025 that vested on January 1, 2026. Mr. Stehlin was appointed Chief Executive Officer as of September 7, 2025 and as such all non-employee director compensation ceased on such date. Please see "Executive Compensation" for additional details on Mr. Stehlin's compensation for his tenure as Chief Executive Officer.

(7) During the year ended December 31, 2025, Mr. Baharav was granted an aggregate of 51,898 restricted stock units during his tenure as a non-employee director and cash compensation of $33,125. Mr. Baharav was appointed Chief Executive Officer as of April 8, 2025 and as such all non-employee director compensation ceased on such date. Mr. Baharav's tenure with the Company ended on September 6, 2025 and all unvested restricted stock units were cancelled.

(8) During the year ended December 31, 2025, Ms. Tanghal was granted an aggregate of 40,015 restricted stock units.

Ms. Tanghal's tenure as a director ended on December 4, 2025 and all unvested restricted stock units were cancelled.

(9) During the year ended December 31, 2025, Mr. Traub was granted an aggregate of 51,898 restricted stock units for his service as a director. Mr. Traub's tenure as a director ended on February 6, 2025 and all unvested restricted stock units were cancelled. On May 28, 2025, Mr. Traub was granted 60,000 RSUs, with a fair market value of $1.59 on the grant date, for consulting services. These RSUs vest in full on May 28, 2026.

As of December 31, 2025, there were 251,898 outstanding RSUs held by Robert Pons, zero outstanding RSUs held by Phillip Borenstein, 278,898 outstanding RSUs held by Dr. Joshua Rosensweig, 140,015 outstanding RSUs held by Andrew Sriubas, 942,859 outstanding RSUs held by David Stehlin (231,481 of which were vested and not released), zero outstanding RSUs held by Ofir Baharav, zero outstanding RSUs held by Eileen Tanghal, and 60,000 outstanding RSUs held by Kenneth Traub.

The aforementioned compensation amounts are inclusive of the restricted stock units granted to directors for 2025 service, and vested on January 1, 2026, that were approved by our shareholders at the Annual General Meeting of Shareholders held on December 4, 2025.

Executive Compensation

Our Named Executive Officers ("NEO") for the year ended December 31, 2025 include our principal executive officer, principal financial officer and our three most highly compensated executive officers other than the principal executive officer and principal financial officer who were serving as executive officers at the end of 2025, as well as other individuals who served as our principal executive officer or principal financial officer during 2025:

•
David Stehlin, Chief Executive Officer;
•
John Brenton, Chief Financial Officer;
•
Jonathan Bond, General Manager of FFF;
•
Olivier Carnal, General Manager of Essemtec;
•
Nir Sade, General Manager of AME;
•
Ofir Baharav, Former Chief Executive Officer(1);
•
Julien Lederman, Former Interim Chief Executive Officer(2);
•
Assaf Zipori, Former Chief Financial Officer(3); and
•
Tomer Pinchas, Former Chief Financial Officer(4)

(1) Mr. Baharav served as CEO of the Company from April 8, 2025 until September 8, 2025.

(2) Mr. Lederman served as interim CEO of the Company from December 6, 2024 until April 7, 2025. Mr. Lederman subsequently served a Chief Business Officer until July 17, 2025.

(3) Mr. Zipori joined Nano Dimension Ltd. as part of the MKFG merger on April 25, 2025 and was appointed CFO on April 25, 2025, a position he served until November 1, 2025.

(4) Mr. Pinchas served as CFO of the Company from September 5, 2023 until April 24, 2025.

Compensation Discussion and Analysis

Overview of Compensation Program

Our board of directors and compensation committee reviewed compensation annually for all employees, including our executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, the compensation committee and board of directors considered compensation for comparable positions in the market, the historical compensation levels of our executive officers, individual performance as compared to our expectations and objectives, internal equity, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our shareholders, and a long-term commitment to the Company. We targeted a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus and long-term incentives.

Our compensation committee was primarily responsible for determining the compensation for our executive officers. Our compensation committee typically reviewed and discussed management’s proposed compensation with our Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, taking into account the factors noted above, the compensation committee then sets the compensation for each executive officer other than the Chief Executive Officer and recommends the compensation for the Chief Executive Officer to our board of directors for approval. Our board of directors discussed the compensation committee’s recommendation and ultimately approved the compensation of our Chief Executive Officer without members of management present. Our compensation committee had the authority to engage the services of a consulting firm or other outside advisors to assist in its designing of our executive compensation programs and in making compensation decisions.

Elements of Compensation

Base Salary

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salaries were reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Messers. Stehlin, Brenton, Bond, Carnal, and Sade have base salaries for their current roles of $550,000, $325,000, $270,000, 240,006 CHF, and 822,000 ILS, respectively.

Annual Cash Bonuses

Each of our named executive officers was eligible to earn an annual cash incentive bonus which was awarded by our compensation committee in its sole discretion based on achievement of specified corporate performance goals or individual performance. Messers. Brenton, Bond, Carnal, and Sade have bonus targets for their current roles of $150,000, $77,000, 60,000 CHF, and 411,000 ILS, respectively. In addition, we paid one-time bonuses in 2025 to Mr. Brenton of $60,000 and Mr. Baharav of $100,000, that were related to retention and CEO appointment, respectively.

During the year ended December 31, 2025, the Company experienced significant turn over at both the Board and executive level. Each business unit administered its own bonus program which was overseen by the Board. Performance metrics were determined at the business unit level and based primarily off of revenue, with final bonus achievement determined at the discretion of the Compensation Committee. See "Summary Compensation Table – 2025" for bonuses to be paid in 2026 for 2025 performance, and "Grants of Plan-Based Awards in 2025 Table" for bonus achievement of each officer.

Equity Compensation

We believed that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our shareholders. In addition, we believed that equity grants promote executive retention because they incentivize our executive officers to remain in our employment during the vesting period. Accordingly, our board of directors and compensation committee periodically reviewed the equity incentive compensation of our named executive officers and granted equity incentive awards to them from time to time.

In 2025, we granted restricted stock units to our named executive officers in the amounts set forth in the “Grants of Plan-Based Awards in 2025 Table” below.

Severance Benefits

We have entered into employment agreements with each of Mr. Stehlin and Mr. Brenton that include severance and change in control provisions. These agreements encourage continued attention and dedication to their duties should there arise the possibility of a change in the control and to help ensure a smooth transition should such a change in control occur. For a detailed description, see “Potential Payments Upon Termination or Change in Control – Employment Agreements,” below.

Other Benefits

Our named executive officers are eligible to participate in our broad-based employee benefits programs, including medical, dental, vision coverage, and other benefit plans, in the same manner as our other employees. We do not maintain any nonqualified deferred compensation plans or defined benefit pension plans.

Summary Compensation Table – 2025

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated:

	Year	Salary Paid ($)		Bonus ($)	Stock Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)		All other compensation ($)(3)		Total ($)
David Stehlin (4)	2025	172,917		—	1,436,783		—		—		1,609,700
Chief Executive Officer
John Brenton (5)	2025	194,086		60,000	831,020		46,186		—		1,131,292
Chief Financial Officer
Jonathan Bond (6)	2025	201,109		—	310,866		46,933		—		558,908
General Manager, FFF
Olivier Carnal	2025	279,145	*	—	114,514		47,073	*	—		440,732
General Manager, Essemtec
Nir Sade	2025	253,530	*	—	376,250		—		—		629,780
General Manager, AME
Ofir Baharav (7)	2025	247,797		100,000	2,915,493		—		—		3,263,290
Former Chief Executive Officer
Julien Lederman (8)	2025	201,885	*	—	565,997		—		25,040	*	792,922
Former Interim Chief Executive Officer
Assaf Zipori (9)	2025	291,667		—	1,097,250		—		—		1,388,917
Former Chief Financial Officer
Tomer Pinchas (10)	2025	149,105	*	—	—		—		—		149,105
Former Chief Financial Officer	2024	378,000	*	—	1,252,000	*	—		—		1,630,000
	2023	414,000	*	—	1,004,000	*	—		—		1,418,000

* Translated using the exchange rate as of December 31, 2025, which was 0.313 (NIS/USD) (and for Mr. Sade, 1.260 (CHF/USD)), exchange rate as of December 31, 2024, which was 0.274 (NIS/USD), and exchange rate as of December 31, 2023, which was 0.276 (NIS/USD).

(1) In accordance with SEC rules, this column reflects the aggregate grant date fair value of the restricted stock units granted during 2025, as applicable, computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The amounts reported in this column reflect the accounting cost for the restricted stock units and does not correspond to the actual economic value that may be received upon settlement of the restricted stock units or any sale of any of the underlying Ordinary Shares.

(2) The amounts represent actual bonuses earned by our named executive officers for performance during 2025 upon the attainment of one or more pre-established company goals established by our board of directors on an annual basis.

(3) The amounts in this column represents one-time bonuses for Mr. Brenton and Mr. Baharav, and severance paid to Mr. Lederman.

(4) Mr. Stehlin was appointed CEO on September 9, 2025.

(5) Mr. Brenton joined Nano Dimension Ltd. as part of the MKFG merger on April 25, 2025 and was appointed CFO on November 2, 2025. The compensation included herein is related to the dates of employment by Nano Dimension Ltd. and the amount in the bonus column is a one-time retention bonus.

(6) Mr. Bond joined Nano Dimension Ltd. as part of the MKFG merger on April 25, 2025. The compensation included herein is related to his period of employment by Nano Dimension Ltd.

(7) Mr. Baharav served as CEO of the Company from April 8, 2025 until September 8, 2025 and the amount in the bonus column is a one-time appointment bonus.

(8) Mr. Lederman served as interim CEO of the Company from December 6, 2024 until April 7, 2025. Mr. Lederman subsequently served a Chief Business Officer until July 17, 2025. The compensation included herein includes all of Mr. Lederman's compensation while employed by Nano Dimension Ltd. in 2025.

(9) Mr. Zipori joined Nano Dimension Ltd. as part of the MKFG merger on April 25, 2025 and was appointed CFO on April 25, 2025, a position he served until November 1, 2025. The compensation included herein is related to the dates of employment by Nano Dimension Ltd.

(10) Mr. Pinchas served as CFO of the Company from September 5, 2023 until April 24, 2025.

Grants of Plan-Based Awards in 2025 Table

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Bonus Target($)(1)	Maximum ($)	Bonus Achievement	Grant Date	Number of Units	Grant Date Fair Value of Unit Awards (2)
David Stehlin	—	—	—	2/6/2025	48,415	$128,784
	—	—	—	9/8/2025	694,444	999,999
	—	—	—	1/1/2026(3)	200,000	308,000
John Brenton	71,056	71,056	65%	—	—	—
	—	—	—	9/10/2025	200,000	286,000
	—	—	—	11/2/2025	135,000	348,300
	—	—	—	11/13/2025	128,575	196,720
Jonathan Bond	72,205	72,205	65%	—	—	—
	—	—	—	4/25/2025	82,574	136,247
	—	—	—	11/13/2025	114,130	174,619
Olivier Carnal	72,420	72,420	65%	—	—	—
	—	—	—	11/13/2025	74,846	114,514
Nir Sade	128,643	128,643	0%	—	—	—
	—	—	—	3/18/2025	175,000	376,250
Ofir Baharav	—	—	—	4/8/2025	2,112,676	2,915,493
Julien Lederman	—	—	—	2/18/2025	235,832	565,997
Assaf Zipori	—	—	—	4/25/2025	665,000	1,097,250
Tomer Pinchas	—	—	—	—	—	—

(1) Bonus targets presented for the NEO's current role with the Company as of December 31, 2025 at 100% of attainment. Bonuses are pro-rated for the individuals tenure with the Company and respective roles. Actual 2025 annual incentive cash payments are reported under the heading “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table. There is no threshold amount for the Annual Cash awards granted in 2025.

(2) We have computed the grant date fair value of unit awards in accordance with FASB ASC Topic 718, as further described in Note 10 to our consolidated financial statements.

(3) Unit award approved by shareholders on December 4, 2025 that vested on January 1, 2026.

Stock Vested During Fiscal Year 2025

	Stock Awards
Name	No. of Shares Acquired on Vesting	Value Realized on Vesting (1)
David Stehlin	—	—
John Brenton	—	—
Jonathan Bond	62,042	89,157
Olivier Carnal	37,500	61,500
Nir Sade	31,250	44,438
Ofir Baharav	—	—
Julien Lederman	138,750	226,121
Assaf Zipori	750,000	1,235,208
Tomer Pinchas	121,833	205,559

(1) Computed by multiplying the closing market price of our Ordinary Shares on the vesting date by the number of RSUs subject to such award that vested on the applicable vesting date. No options were exercised by our NEOs during the year ended December 31, 2025.

Outstanding Equity Awards at 2025 Fiscal Year End Table

		Option Awards				Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
David Stehlin	4/25/2025	—	—	—	—	48,415	(3)	74,559
	9/8/2025	—	—	—	—	694,444	(4)	1,069,444
	1/1/2026	—	—	—	—	200,000	(10)	308,000
John Brenton	9/10/2025	—	—	—	—	200,000	(5)	308,000
	11/2/2025	—	—	—	—	135,000	(6)	207,900
	11/13/2025	—	—	—	—	128,575	(5)	198,006
Jonathan Bond	5/1/2025	—	—	—	—	14,954	(6)	23,029
	11/13/2025	—	—	—	—	114,130	(5)	175,760
Olivier Carnel	6/28/2023	—	—	—	—	75,000	(7)	115,500
	11/13/2025	—	—	—	—	74,846	(5)	115,263
Nir Sade	6/28/2023	5,000	—	$0.70	6/28/2027	—		—
	8/11/2023	3,334	—	$0.70	8/12/2027	—		—
	9/29/2022		—	—	—	6,250	(7)	9,625
	8/31/2022		—	—	—	25,000	(7)	38,500
	3/18/2025	—	—	—	—	175,000	(8)	269,500
Ofir Baharav	—	—	—	—	—	—		—
Julien Lederman	—	—	—	—	—	—		—
Assaf Zipori	4/25/2025	—	—	—	—	39,000	(9)	60,060
Tomer Pinchas	—	—	—	—	—	—		—

(1) Each stock option was fully vested as of December 31, 2025.

(2) The market value of each restricted stock unit award is based on the closing price of $1.53 per share for our Ordinary Shares on December 31, 2025, the last trading day of fiscal year 2025, as reported on Nasdaq.

(3) This restricted stock unit award vests annually over three years following the vesting commencement date, subject to the named executive officer’s continuous service as a director.

(4) This restricted stock unit award vests monthly over one year following the vesting commencement date, subject to the named executive officer’s continuous service as Chief Executive Officer. To the extent that the restricted stock units are assumed and continued in connection with a “sale event,” the restricted stock units will fully accelerate upon the executive’s termination without “cause” or resignation for “good reason” if such termination or resignation occurs within the 12 month period following such sale event.

(5) Each restricted stock unit award vests over two years following the vesting commencement date in four equal semi-annual installments, subject to the named executive officer’s continuous service. To the extent that the restricted stock units are assumed and continued in connection with a “sale event,” the restricted stock units will fully accelerate upon the executive’s termination without “cause” or resignation for “good reason” if such termination or resignation occurs within the 12 month period following such sale event.

(6) Each restricted stock unit award vests over a term ending July 1, 2027, subject to the named executive officer’s continuous service.

(7) This restricted stock unit award vests annually over four years following the vesting commencement date, subject to the named executive officer’s continuous service.

(8) This restricted stock unit award vests over three years, with 1/3 vesting one year following the vesting commencement date and the remaining portion vesting in equal semi-annual increments over the remaining 2 years, subject to the named executive officer’s continuous service.

(9) Mr. Zipori's separation agreement modified the terms of his CFO appointment equity grant to cancel 504,167 RSUs and allow for the vesting of 50,000 RSUs as follows: 11,000 RSUs vesting on December 1, 2025, 11,000 RSUs vesting on January 1, 2026, 11,000 RSUs vesting on February 1, 2026, and 17,000 RSUs vesting on April 1, 2026.

(10) Mr. Stehlin was granted 200,000 unvested restricted stock units as approved at the Annual General Meeting of Shareholders held on December 4, 2025 and such RSUs vested on January 1, 2026.

Policies on the Timing of Option Awards

Item 402(x) of Regulation S-K requires us to discuss our policies and practices on the timing of awards of options in relation to the disclosure by us of material nonpublic information. We have not granted stock options, stock appreciation rights or similar option-like instruments since 2023. Accordingly, we do not consider the release of material nonpublic information in relation to the grant of such awards and do not time such release for the purpose of affecting the value of executive compensation.

Clawback Policy

In the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, the Compensation Committee will require prompt reimbursement or forfeiture of any excess cash, equity, or equity-based compensation that is granted, earned or vested based wholly or in part on the attainment of a financial reporting measure affected by the restated financial statements (“Incentive Compensation”) received by any current or former executive officer, including an NEO (a “Covered Executive”), during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement. For the sake of clarity, recoupment is required in the event of any restatement that either: (a) corrects an error in previously issued financial statements that is material to the previously issued financial statements; or (b) corrects an error not material to previously issued financial statements, but that would result in a material misstatement if (i) the error was left uncorrected in the then current period; or (ii) the error correction was recognized in the then current period. The Company’s obligation to recover erroneously awarded compensation is not dependent on if or when the restated financial statements are filed. For purposes of determining the relevant recovery period, the date that the Company is required to prepare an accounting restatement as described above is the earlier to occur of: (A) the date the Board, a committee of the Board, or officers of the Company authorized to take such action if Board action is not required, concludes, or reasonably should have concluded, that the Company is required to prepare an accounting restatement as described above; or (B) the date a court, regulator, or other legally authorized body directs the Company to prepare an accounting restatement as described above. In accordance with Nasdaq Rule 5608(e), this Policy is applicable to Incentive Compensation received on or after October 2, 2023. The amount to be recovered will be the excess of the Incentive Compensation paid to the Covered Executive based on the erroneous data over the Incentive Compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the Compensation Committee, and without regard to any taxes paid by or withheld from the Covered Executive. During fiscal year 2025, there were no events that triggered a right to a clawback or recoupment from any of our executive officers.

Potential Payments Upon a Termination or Change of Control

Employment Agreements: We entered into an employment agreement with Mr. Stehlin as of September 7, 2025 (the “Stehlin Agreement”) that has a one-year term that continues through September 7, 2026. The Stehlin Agreement provides that Mr. Stehlin’s annual base salary is $550,000 and that he was entitled to a grant of RSUs with a value of $1,000,000 (the “Initial Stehlin RSUs”). If the Company terminates Mr. Stehlin’s employment without cause (as defined in the Stehlin Agreement), Mr. Stehlin is entitled to the following severance benefits, subject to his execution of an irrevocable release of claims in favor of the Company and its affiliates: (i) continued payment of his base salary for the period from the termination date through September 7, 2026, (ii) continued health insurance coverage through September 30, 2026, and (iii) full acceleration of vesting of the unvested portion of the Initial Stehlin RSUs. Mr. Stehlin is entitled to the severance benefits described in (i) and (iii) of the preceding sentence if the termination occurs after a change in control (as defined in the Stehlin Agreement) and either the Company or its successor terminates his employment without cause. In addition, Mr. Stehlin is entitled to full acceleration of vesting of the unvested portion of the Initial Stehlin RSUs if his employment terminates due to his death or disability.

We entered into an employment agreement with Mr. Brenton as of October 20, 2025 (the “Brenton Agreement”) that provides for at-will employment and does not have a fixed termination date. The Brenton Agreement provides that Mr. Brenton’s annual base salary was initially $325,000, he had the opportunity to receive a discretionary annual bonus of $150,000 subject to the satisfaction of performance goals established by the board, which was to be prorated for 2025, and that he was to receive an initial grant of 135,000 RSUs. If the Company terminates Mr. Brenton’s employment without cause (as defined in the Brenton Agreement) or he resigns for good reason (as defined in the Brenton Agreement), Mr. Brenton is entitled to the following severance benefits, subject to his execution of an irrevocable release of claims in favor of the Company and its affiliates: (i) continued payment of his base salary for nine months in accordance with our normal payroll practices, (ii) continuation of group health plan benefits for up to nine months (with the cost shared in the same relative proportion between the Company and Mr. Brenton as of the termination date), and (iii) if applicable, payment of the unpaid annual bonus for the calendar year prior to the year of termination. In the event that such termination occurs on or within twelve months following a change in control (as defined in the Brenton Agreement), Mr. Brenton will receive the following severance benefits instead of the benefits described in the preceding sentence: (i) continued payment of (A) his annual base salary, plus (B) his target annual bonus prorated for the year of termination based on the number of days that he was employed during the year, payable in twelve equal monthly installments, (ii) continuation of group health plan benefits for up to twelve months (with the cost shared in the same relative proportion between the Company and Mr. Brenton as of the termination date), and (iii) if applicable, payment of the unpaid annual bonus for the calendar year prior to the year of termination.

No Severance Policy: We do not maintain a severance policy with respect to potential payments to an NEO upon a termination of employment or a change of control.

Equity Awards: Pursuant to the equity agreements entered into with the respective NEOs, certain unvested equity awards may vest in connection with a change of control, which is generally defined in the employment agreements as the following:

The sale of substantially all of the Company’s assets; or the consummation of a merger, consolidation, or similar corporate reorganization involving the Company and any third party, pursuant to which such third party becomes the surviving entity; or the dissolution or winding-up of the Company, whether by way of voluntary or involuntary liquidation (each, a “Transaction”).

If, following the closing of the Transaction, or as part of, or in connection therewith, [the NEO]’s employment is terminated (i) by the Company other than for cause; or (ii) by [such NEO] for good reason, then all unvested RSUs shall become fully vested as of the effective date of such termination.

If you [the NEO] continuously employed and in good standing with the Company following the Transaction (whether in [such NEO]’s current role or in a comparable position assigned to [the NEO] with substantially equivalent responsibilities, authority, and duties) through the first one (1) year anniversary of the closing of the Transaction, then all unvested RSUs shall become fully vested on such first one (1) year anniversary.

The following table shows the amount of incremental value that would have been received by each of the NEOs who were serving the Company on December 31, 2025 upon certain events of termination or a change of control, including the accelerated vesting of the RSUs held by our NEOs on December 31, 2025:

Name	Benefit	Unit Value (1)	Termination due to Death or Disability ($)	Termination for Any Other Reason ($)	Change of Control with Not for Cause Termination or Good Reason Resignation ($)	Not for Cause Termination (or Resignation for Good Reason for Mr. Brenton) ($)
David Stehlin	RSUs	$1,069,444	$1,069,444	$—	$1,069,444	$1,069,444
	Cash Severance	412,500	—	—	412,500	412,500
	Benefits	—	—	—	—	—
	Total	1,481,944	1,069,444	—	1,481,944	1,481,944
John Brenton	RSUs	506,006	—	—	506,006	506,006
	Cash Severance	289,936	—	—	425,000	289,936
	Benefits	25,794	—	—	34,392	25,794
	Total	821,735	—	—	965,397	821,735
Jonathan Bond	RSUs	175,760	—	—	175,760	—
Olivier Carnal	RSUs	115,263	—	—	115,263	—

(1)The amounts reflected above represent the value of the accelerated vesting of the RSUs, which is equal to the product of the number of RSUs that were subject to vesting on December 31, 2025 multiplied by the closing price of our Ordinary Shares on that date.

Other executive terminations in 2025:

We entered into a Separation Agreement with Mr. Pinchas as of June 9, 2025 (the “Pinchas Separation Agreement”). The Pinchas Separation Agreement provides that Mr. Pinchas' employment with Company is terminated on June 10, 2025. In consideration for the executive’s release of claims set forth in this Agreement, Mr. Pinchas agreed to provide post-termination services through December 10, 2025 (the "termination date"), during which time compensation was in the form of continued vesting of restricted stock units previously granted. All unvested restricted share units as of the termination date were cancelled.

We entered into a Separation Settlement Agreement and Release with Mr. Lederman as of July 30, 2025 (the “Lederman Separation Agreement”). The Lederman Separation Agreement provides that Mr. Lederman's employment with Company terminated on July 17, 2025. In consideration for Mr. Lederman’s release of claims set forth in the Lederman Separation Agreement, the Company paid Mr. Lederman a gross lump sum amount of NIS 80,000 in lieu of a one-month notice period.

We entered into a Settlement Agreement and General Release with Mr. Zipori as of October 21, 2025 (the “Zipori Separation Agreement”). The Zipori Separation Agreement provides that Mr. Zipori's employment with Company terminated on November 1, 2025. In consideration for Mr. Zipori’s release of claims set forth in the Zipori Separation Agreement, the Company agreed to accelerate the vesting of 50,000 restricted stock units, granted to Mr. Zipori on April 8, 2025, under the Nano Dimension Ltd. Employee Stock Option Plan (2015) U.S. Allocation Agreement dated April 17, 2025, in four installments ending on April 1, 2026.

We have not yet entered into a separation agreement with Mr. Baharav and no severance benefits have been provided to Mr. Baharav as of the date of this annual report on Form 10-K.

CEO Pay Ratio

In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, set forth below is information about the relationship of the annualized total compensation of Mr. Stehlin, who was serving as our Chief Executive Officer as of the date that was used to determine the median employee, and the annual total compensation of our employees. Mr. Stehlins' compensation includes an annual base salary of $550,000 and $1,000,000 in restricted stock units, and we have calculated his annualized compensation as $1,550,000. Based on this information, for 2025, the ratio of the annual total compensation of our CEO to the annual total compensation of our median employee as of December 31, 2025 was approximately 16 to 1.

To identify the median employee and such employee’s annual total compensation, the following steps were taken:

1.
It was determined that, as of December 31, 2025, the applicable employee populations consisted of 478 employees employed around the world but primarily located in Israel, Switzerland, the United Kingdom, and the United States. This population consisted of our full-time and part-time employees. For our Markforged employees, the full annual reported wages were used in the calculation.
2.
To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2025 or other applicable payroll reports for international employees.
3.
We identified our median employee using payroll reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee.”
4.
Once we identified our median employee, we combined all elements of the employee’s compensation for 2025 resulting in total annual compensation of $98,862.

Equity Compensation Plan Information

We maintain one equity incentive plan – our Employee Stock Option Plan (2015), or the 2015 Plan. Our 2015 Plan was adopted by our board of directors in February 2015 and will expire in February 2027. Our employees, directors, officer, consultants, advisors, suppliers and any other person or entity whose services are considered valuable to us are eligible to participate in this plan. We are authorized to issue equity-based compensation to our executive officers and/or directors and/or employees and/or subsidiaries in the amount that shall not exceed 20% of our issued and outstanding share capital on a fully diluted basis, as will be at the time of the issuance. The foregoing limitation does not preclude from our board of directors’ authority to change and/or determine the amount of equity-based compensation to be issued in accordance with the 2015 Plan.

Our 2015 Plan is administered by our board of directors, regarding the granting of options and the terms of option grants, including exercise price, method of payment, vesting schedule, acceleration of vesting and the other matters necessary in the administration of these plan. Eligible Israeli employees, officers and directors, would qualify for provisions of Section 102(b)(2) of the Israeli Income Tax Ordinance, or the Tax Ordinance. Pursuant to such Section 102(b)(2), qualifying options and shares issued upon exercise of such options are held in trust and registered in the name of a trustee selected by the board of directors. In order to be eligible under Section 102, the trustee may not release these options or shares to the holders thereof for two years from the date of the registration of the options in the name of the trustee. Under Section 102, any tax payable by an employee from the grant or exercise of the options is deferred until the transfer of the options or ordinary shares by the trustee to the employee or upon the sale of the options or ordinary shares, and gains may qualify to be taxed as capital gains at a rate equal to 25%, subject to compliance with specified conditions. Our Israeli non-employee service providers and controlling shareholders may only be granted options under Section 3(9) of the Tax Ordinance, which does not provide for similar tax benefits. The 2015 Plan also permits the grant to Israeli grantees of options that do not qualify under Section 102(b)(2).

Upon termination of employment for any other reason, other than in the event of death, disability, all unvested options will expire and all vested options will generally be exercisable for 3 months following termination, or such other period as determined by the plan administrator, subject to the terms of the 2015 Plan and the governing option agreement.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is an executive officer or employee of our company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based upon such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Robert Pons, Chairman

Phillip Borenstein

Dr. Joshua Rosensweig

Andrew Sriubas

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL SECURITYHOLDERS

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our Ordinary Shares as of March 20, 2026 by:

• each of our directors;

• each of our named executive officers;

• all of our directors and executive officers as a group; and

• each person, or group of affiliated persons, who is known by us to beneficially owner of greater- than 5.0% of our Ordinary Shares.

The column entitled “Shares Beneficially Owned” is based on a total of 207,986,287 shares of our Ordinary Shares outstanding as of March 20, 2026 (the “Determination Date”).

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our Ordinary Shares. Ordinary Shares subject to options that are currently exercisable or exercisable within 60 days of March 20, 2026 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the Ordinary Shares beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners is c/o Nano Dimension Ltd., 60 Tower Road, Waltham, Massachusetts 02451.

Principal Shareholders	Shares of Ordinary Shares Beneficially Owned (1)	Percentage of Total Ordinary Shares (2)
5% Stockholders:
Murchinson Ltd. (3)	15,550,000	7.5%
Oramed Pharmaceuticals Inc. (4)	10,942,087	5.3%
Executive Officers and Directors:
David Stehlin, Chief Executive Officer and Director (5)	578,063	*
John Brenton, Chief Financial Officer (6)	115,893	*
Jonathan Bond, General Manager FFF (7)	78,622	*
Olivier Carnal, General Manager Essemtec (8)	93,711	*
Nir Sade, General Manager AME (9)	160,417	*
Robert Pons, Director (10)	251,999	*
Phillip Borenstein, Director (11)	32,501	—
Dr. Joshua Rosensweig, Director (12)	257,299	*
Andrew Sriubas, Director (13)	100,000	*
All executive officers and directors as a group (9 persons)(13)	1,668,505	0.8%

* Represents less than 1%.

(1) In computing the number of Ordinary Shares beneficially owned and the percentage ownership of that person, we deemed to be outstanding all shares of Ordinary Shares subject to awards under the Plans that the holder has the right to acquire within 60 days after of the Determination Date through the exercise of options and restricted stock units.

(2) Percentages are based on the 207,986,287 Ordinary Shares issued and outstanding as of the Determination Date. In computing the percentage ownership of each shareholder, we deemed to be outstanding all Ordinary Shares then subject to awards under the Plans that the holder has the right to acquire within 60 days after of the Determination Date through the exercise of options and restricted stock units, but we did not deem these Ordinary Shares outstanding for the purpose of computing the percentage ownership of any other shareholder.

(3) Information herein is based on the Schedule 13D filed with the SEC on November 11, 2025 jointly by Nomis Bay Ltd., BPY Limited, EOM Management Ltd., Murchinson, James Keyes, Jason Jagessar, Chaja Carlebach, and Marc J. Bistricer entered into a joint filing agreement in which they agreed to joint filing on behalf of each of their statements on Schedule 13D with respect to our Ordinary Shares.

(4) Information herein is based on the Schedule 13D/A filed with the SEC on February 19, 2026 by Oramed Pharmaceuticals Inc. (“Oramed”). Nadav Kidron is the President, Chief Executive Officer and Chairman of Oramed and may be deemed to beneficially own securities owned by Oramed. The principal mailing address for Oramed is 1185 Avenue of the Americas, Third Floor, New York, NY, 10036.

(5) Consists of 578,063 Ordinary Shares or underlying restricted stock units issued under the 2015 Stock Option Plan held by Mr. Stehlin that will vest within 60 days of the Determination Date.

(6) Consists of 115,893 Ordinary Shares or underlying restricted stock units issued under the 2015 Stock Option Plan held by Mr. Brenton that will vest within 60 days of the Determination Date.

(7) Consists of 78,622 Ordinary Shares or underlying restricted stock units issued under the 2015 Stock Option Plan held by Mr. Bond that will vest within 60 days of the Determination Date.

(8) Consists of 93,711 Ordinary Shares or underlying restricted stock units issued under the 2015 Stock Option Plan held by Mr. Carnel that will vest within 60 days of the Determination Date.

(9) Consists of 160,417 Ordinary Shares or underlying restricted stock units issued under the 2015 Stock Option Plan held by Mr. Sade that will vest within 60 days of the Determination Date.

(10) Consists of 251,999 Ordinary Shares or underlying restricted stock units issued under the 2015 Stock Option Plan held by Mr. Pons that will vest within 60 days of the Determination Date.

(11) Consists of 32,501 Ordinary Shares held by Mr. Borenstein.

(12) Consists of 257,299 Ordinary Shares or underlying restricted stock units issued under the 2015 Stock Option Plan held by Mr. Rosensweig that will vest within 60 days of the Determination Date.

(13) Consists of 100,000 Ordinary Shares or underlying restricted stock units issued under the 2015 Stock Option Plan held by Mr. Sriubas that will vest within 60 days of the Determination Date.

(14) See notes 5 through 13 above.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 with respect to our shares that may be issued under our incentive compensation plans and other option grants.

Plan category	Number of Securities to be Issued Upon Vesting of RSUs and Upon Vesting and Exercise of Outstanding Options and warrants (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	35,888,767	$5.94	33,488,762
Equity compensation plans not approved by security holders	-	-	-

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors determined that each of Robert Pons, Phillip Borenstein, Dr. Joshua Rosensweig, and Andrew Sriubas qualifies as “independent” as defined under applicable SEC rules and Nasdaq listing standards. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence and eligibility to serve on the committees of our board of directors, including the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

Related Party Transactions

There were not any related party transactions identified in the year ended December 31, 2025 in which:

•
we have been or are to be a participant;
•
the amount involved exceeded or is expected to exceed $120,000; and
•
any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Policies and Procedures for Related Person Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. The charter of our audit committee provides that our audit committee shall review and approve in advance any related party transaction.

Employment or Services Agreements

We have entered into written employment or services agreements with each of our executive officers. All of these agreements contain customary provisions regarding noncompetition, confidentiality of information and assignment of inventions. However, the enforceability of the noncompetition provisions may be limited under applicable law. In addition, we have entered into agreements with certain executive officers and all of our directors pursuant to which we have agreed to indemnify each of them up to a certain amount and to the extent that these liabilities are not covered by directors’ and officers’ insurance.

Equity Awards

Since our inception we have granted equity awards to our officers and directors. Such equity award agreements may contain (and employment agreements of certain executive officers contain) acceleration provisions upon certain merger, acquisition, or change of control transactions. We describe our option plans under “Potential Payments Upon a Termination or Change of Control.” If the relationship between us and an executive officer or a director is terminated, except for cause (as defined in the various option plan agreements), options that are vested will generally remain exercisable for 90 days after such termination.

ITEM 14. Principal AccountANT Fees and Services.

KPMG LLP, Independent Registered Public Accounting Firm ID 185, has served as our principal independent registered public accounting firm for the year ended December 31, 2025. Somekh Chaikin, a member firm of KPMG International, located in Tel Aviv, Israel, PCAOB ID 1057, served as our principal independent registered public accounting firm for the year ended December 31, 2024.

The following table provides information regarding fees paid by us to the respective auditor for all services, including audit services, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands, U.S dollars)	2025	2024
Audit fees (1)	$2,050	$752
Audit-related fees (2)	—	70
Tax fees (3)	—	140
Total	$2,050	$962

(1)
Includes professional services rendered in connection with the audit of our annual financial statements and audit of internal controls over financial reporting.
(2)
Includes fees for other services.
(3)
Tax fees are the aggregate fees billed (in the year) for professional services rendered for tax compliance and tax advice other than in connection with the audit.

Pre-Approval of Auditors’ Compensation

Our audit committee has a pre-approval policy for the engagement of our independent registered public accounting firm to perform certain audit and non-audit services. Pursuant to this policy, which is designed to assure that such engagements do not impair the independence of our auditors, the audit committee pre-approves annually a catalog of specific audit and non-audit services in the categories of audit services, audit-related services and tax services that may be performed by our independent registered public accounting firm. If a type of service, that is to be provided by our auditors, has not received such general pre-approval, it will require specific pre-approval by our audit committee. The policy prohibits retention of the independent registered public accounting firm to perform the prohibited non-audit functions defined in applicable SEC rules. All the fees set forth above were pre-approved by the Audit Committee.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

The exhibits filed with or incorporated into this Annual Report are listed below.

Exhibit	Description
2.1

Agreement and Plan of Merger, dated July 2, 2024, by and between Nano Dimension Ltd., Nano US I, Inc., Desktop Metal Inc., filed as Exhibit 2.1 to Form 6‑K (File No. 001 37600) filed on July 3, 2024, and incorporated herein by reference.

2.2

Agreement and Plan of Merger, dated September 25, 2024, by and between Nano Dimension Ltd., Nano US II, Inc., and Markforged Holding Corporation, filed as Exhibit 2.1 to Form 6‑K (File No. 001 37600) filed on September 26, 2024, and incorporated herein by reference.

3.1	Amended and Restated Articles of Association of Nano Dimension Ltd., filed as exhibit 99.1 to Form 6‑K filed on November 27, 2024, and incorporated herein by reference.

4.1

Amended and Restated Form of Depositary Agreement, dated as of April 15, 2019, among Nano Dimension Ltd., The Bank of New York Mellon as Depositary, and owners and holders from time to time of ADSs issued thereunder, including the Form of American Depositary Shares, filed as Exhibit 1 to the Form F‑6 (File No. 333‑252477) filed on January 27, 2021, and incorporated herein by reference.

4.2*	Description of Registrant's Securities, filed herewith.

4.3

Form of Warrant to purchase Ordinary Shares Represented by American Depositary Shares, dated January 30, 2019, filed as Exhibit 4.2 to Form F‑1 (File No. 001‑228521) filed on January 30, 2019, and incorporated herein by reference.

4.4

Form of Warrant to purchase Ordinary Shares Represented by American Depositary Shares, dated September 4, 2019, filed as Exhibit 99.4 to Report on Form 6‑K (File No. 001‑37600), filed on September 3, 2019, and incorporated herein by reference.

4.5

Form of Series A Warrant to purchase Ordinary Shares Represented by American Depositary Shares, dated August 5, 2020, between Nano Dimension Ltd. and Stern YOI Ltd. Partnership, filed as Exhibit 4.5 to Form F‑3 (File No. 333‑252848), filed on February 8, 2021, and incorporated herein by reference.

4.6

Form of Warrant to purchase Ordinary Shares Represented by American Depositary Shares, dated September 6, 2020, between Nano Dimension Ltd. and YEDNE LLC, filed as Exhibit 4.7 to Form F‑3 (File No. 333‑252848), filed on February 8, 2021, and incorporated herein by reference.

4.7

Rights Agreement, dated February 2, 2026, by and between Nano Dimension Ltd. and the Bank of New York Mellon, filed as Exhibit 4.1 to Report on Form 6‑K (File No. 001‑37600), filed on February 3, 2026, and incorporated herein by reference.

10.1†	Nano Dimension Ltd. Employee Stock Option Plan (2015), filed as Exhibit 99.1 to Form S‑8 (File No. 333‑269436) filed on January 27, 2023, and incorporated herein by reference.

10.2†	Nano Dimension Ltd. Amended and Restated Executive Officers Compensation Policy, filed as Exhibit 99.1 to Form 6‑K filed on December 6, 2024, and incorporated herein by reference.

10.3†	Form of Indemnification Agreement, filed as Exhibit 4.8 on the Registrant’s Annual Report on Form 20‑F for the year ended December 31, 2023 and incorporated herein by reference.

10.4

First Amendment to Lease dated December 7, 2021, by and between 900 Middlesex Property Owner, LLC and Markforged, filed as Exhibit 10.1 to Markforged’s Current Report on Form 8‑K filed December 13, 2021, and incorporated herein by reference.

10.5

Consent to Assignment and Fifth Amendment dated as of December 17, 2021 by and Between Markforged, 1265 Main Office Subsidiary LLC and Clarks Americas, Inc., filed as Exhibit 10.1 to Markforged’s Current Report on Form 8‑K filed December 22, 2021, and incorporated herein by reference.

10.6

Assignment and Assumption Agreement dated as of December 17, 2021 by and between Markforged and Clarks America’s Inc., filed as Exhibit 10.2 to Markforged’s Current Report on Form 8‑K filed December 22, 2021, and incorporated herein by reference.

10.7

Lease dated as of April 30, 2015 by between 1265 Main Office Subsidiary LLC and Clarks Americas, Inc. (including the First Amendment to Lease dated as of July 11, 2016, the Second Amendment to Lease dated as of January 17, 2017, the Third Amendment to Lease dated as of May 21, 2020, and the Fourth Amendment to Lease dated as of January 28, 2021), filed as Exhibit 10.3 to Markforged’s Current Report on Form 8‑K filed December 22, 2021, and incorporated herein by reference.

10.8

Settlement and Patent License Agreement, dated September 20, 2024, by and between Markforged and Continuous Composites Inc., filed as Exhibit 10.1 to Markforged’s Current Report on Form 8‑K filed September 23, 2024, and incorporated herein by reference.

10.9

Security Agreement, dated September 20, 2024, by and between Markforged and Continuous Composites Inc. filed as Exhibit 10.2 to Markforged’s Current Report on Form 8‑K filed September 23, 2024, and incorporated herein by reference.

10.10

Northwest Park Office Lease, dated as of August 23, 2016, by and between NWP Building 27 LLC and Desktop, as amended by the First Amendment to Northwest Park Office Lease, dated as of October 3, 2017, by and between NWP Building 27 LLC and Desktop, and the Second Amendment to Northwest Park Office Lease, dated as of June 26, 2023, by and between NWP Building 27 LLC and Desktop filed as Exhibit 10.2 to Desktop’s Quarterly Report on Form 10‑Q filed August 3, 2023, and incorporated herein by reference.

10.11

Lease Agreement for Commercial Premises, dated December 10, 2019, between ExOne GmbH and Solidas Immobilien and Grundbesitz GmbH filed as Exhibit 10.3 to Desktop’s Quarterly Report on Form 10‑Q filed May 10, 2022, and incorporated herein by reference.

10.12

Addendum No. 1 to Lease Agreement for commercial Premises, dated December 10, 2019, between ExOne GmbH and Solidas Immobilien and Grundbesitz GmbH, filed as Exhibit 10.4 to Desktop’s Quarterly Report on Form 10‑Q filed May 10, 2022, and incorporated herein by reference.

10.13*†^	Executive Employment Agreement by and between MarkForged Inc. and David Stehlin, dated September 7, 2025, filed herewith.

10.14*†	Employment Agreement by and between MarkForged Inc. and John Brenton, dated October 20, 2025, filed herewith.

10.15*†^	Separation Agreement by and between Nano Dimension Ltd. and Tomer Pinchas, dated June 9, 2025, filed herewith.

10.16*†^	Separation Settlement Agreement and Release by and between Nano Dimension Ltd. and Julien Lederman, dated July 30, 2025, filed herewith.

10.17*†	Separation Settlement Agreement and General Release by and between MarkForged Inc. and Assaf Zipori, dated July 30, 2025, filed herewith.

10.18*†	Executive Employment Agreement by and between Nano Dimension USA Inc and Ofir Baharav, dated April 8, 2025, filed herewith.

16.1	Letter from Somekh Chaikin, a member firm of KPMG International, filed as Exhibit 16.1 to the Company’s Report on Form 6-K filed with the SEC on August 26, 2025 and incorporated herein by reference.

19.1	Insider Trading Policy, filed as Exhibit 11.1 on the Registrant’s Annual Report on Form 20‑F for the year ended December 31, 2024 and incorporated herein by reference.

21.1*	List of Subsidiaries, filed herewith

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

23.2*	Consent of Somekh Chaikin, a member firm of KPMG International, independent registered public accounting firm.

24.1*	Power of Attorney.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934, filed herewith.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934, filed herewith.

32.1*+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, furnished herewith.

32.2*+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, furnished herewith.

97.1

Nano Dimension Ltd. Clawback Policy, dated November 27, 2023, filed as exhibit 97.1 on the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2023 and incorporated herein by reference.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Exhibits filed herein. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

† Indicates a management contract or any compensatory plan, contract or arrangement

^ Certain personal information in this exhibit has been omitted in accordance with Regulation S-K Item 601(a)(6).

+ This certification will not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO DIMENSION LTD.

Date: March 31, 2026	By:	/s/ David Stehlin
David Stehlin
Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

Each person whose individual signature appears below hereby authorizes and appoints David Stehlin and John Brenton, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Pons	Director and Chairman of the Board	March 31, 2026
Robert Pons

/s/ David Stehlin	Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2026
David Stehlin

/s/ John Brenton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2026
John Brenton

/s/ Phillip Borenstein	Director	March 31, 2026
Phillip Borenstein

/s/ Dr. Joshua Rosensweig	Director	March 31, 2026
Dr. Joshua Rosensweig

/s/ Andrew Sriubas	Director	March 31, 2026
Andrew Sriubas

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Nano Dimension Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Nano Dimension Ltd. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 31, 2026 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of developed technology intangible asset acquired in the Markforged business combination

As discussed in Notes 7 and 8 to the consolidated financial statements, on April 25, 2025, the Company acquired Markforged Holding Corporation (Markforged) for consideration of approximately $116.2 million. The Company accounts for business combinations under the acquisition method of accounting and allocates the amounts it pays for each acquisition to the assets it acquires and liabilities it assumes based on their fair values at the date of acquisition. The acquisition-date fair value of intangible assets recorded by the Company was $22.4 million, which included $13.6 million for the developed technology intangible asset.

We identified the evaluation of the acquisition-date fair value of the developed technology intangible asset as a critical audit matter. Subjective auditor judgment was required in evaluating certain assumptions used to estimate the acquisition-date fair value of the developed technology intangible asset, specifically the forecasted revenue growth rates and the discount rate. Changes in these assumptions could have had a significant impact on the acquisition-date fair value of the intangible asset. Valuation professionals with specialized skills and knowledge were needed to assist in the evaluation of the discount rate. Additionally, the material weakness in internal control over financial reporting described above resulted in an increase in extent of audit effort related to the valuation of the developed technology intangible asset.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s forecasted revenue growth rates used in the valuation of the developed technology intangible asset by comparing them to past performance of the acquired company and actual and forecasted revenue trends of the acquiree’s peers. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate used in the valuation of the developed technology intangible asset by comparing it to a discount rate that was independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

Stamford, Connecticut
March 31, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Nano Dimension Ltd.:

Opinion on Internal Control Over Financial Reporting

We have audited Nano Dimension Ltd. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 31, 2026 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to insufficient resources with appropriate level of accounting knowledge, training and experience resulting in ineffective design and operation of process‑level controls related to accounting and related disclosures for acquisitions, including controls over the valuation of certain acquired intangible assets, and a discontinued operations charge has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired Desktop Metal, Inc. and Markforged Holding Corporation during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, Markforged Holding Corporation’s internal control over financial reporting. The excluded business, excluding goodwill and intangible assets of $40.3 million and $19.4 million which are included in the scope of the assessment, constituted approximately 15% of total assets and 53% of revenues as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Markforged Holding Corporation.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Stamford, Connecticut
March 31, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Nano Dimension Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nano Dimension Ltd. and its subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of comprehensive loss, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Somekh Chaikin
Member Firm of KPMG International
We have served as the Company’s auditor from 2015 to 2025.

Tel-Aviv, Israel
August 19, 2025

NANO DIMENSION LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$204,672	$317,169
Bank deposits	168,997	440,790
Marketable equity securities	84,154	—
Restricted bank deposits	123	537
Trade receivables, net of allowance for doubtful accounts ($861 and $811, respectively)	26,047	9,141
Inventory	32,878	16,899
Other current assets	8,938	4,790
Total current assets	525,809	789,326
Restricted bank deposits	1,610	768
Marketable equity securities	—	86,190
Property, plant and equipment, net	24,840	14,143
Operating lease right-of-use assets	23,789	9,958
Deferred tax assets	424	—
Goodwill	40,388	—
Intangible assets, net	19,434	2,155
Other assets	1,930	—
Total assets	$638,224	$902,540
Liabilities and Equity
Current liabilities:
Trade payables	$11,999	$4,249
Accrued liabilities	19,514	18,771
Deferred revenue	11,873	3,523
Current portion of lease liability	8,923	3,421
Current portion of bank loan	158	138
Total current liabilities	52,467	30,102
Employee benefits	3,697	4,700
Operating lease right-of-use liabilities	23,323	6,707
Bank loan	158	276
Long-term settlement payable	2,974	—
Long-term deferred revenue	3,617	—
Total liabilities	86,236	41,785
Commitments and contingencies (Note 14)
Non-controlling interests	—	715
Equity:
Share capital of NIS 5 par value each; 500,000,000 ordinary shares authorized; 206,811,875 and 215,777,000 shares outstanding as of December 31, 2025 and December 31, 2024, respectively, and 279,306,522 and 273,847,185 shares issued as of December 31, 2025 and December 31, 2024, respectively.	417,084	409,145
Additional paid-in capital	1,297,323	1,297,348
Treasury stock	(192,507)	(167,651)
Accumulated other comprehensive income (loss)	1,048	(1,137)
Accumulated loss	(970,960)	(677,665)
Total equity attributable to common shareholders	551,988	860,040
Total equity	551,988	860,755
Total liabilities and equity	$638,224	$902,540

See Notes to Consolidated Financial Statements.

NANO DIMENSION LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share data)

	For the Year Ended December 31,
	2025	2024	2023
Revenue:
Product	$80,385	$45,557	$47,231
Service	22,052	12,218	9,083
Total revenue	102,437	57,775	56,314
Cost of revenue:
Product	57,923	26,308	23,358
Service	10,169	6,578	6,898
Total cost of revenue	68,092	32,886	30,256
Gross profit	34,345	24,889	26,058
Operating expenses:
Research and development	30,054	39,558	65,146
Sales and marketing	35,713	27,657	34,258
General and administrative	59,766	45,987	55,973
Restructuring	7,581	—	—
Desktop Metal litigation	31,046	—	—
Impairment losses	10,516	1,283	—
Operating loss	(140,331)	(89,596)	(129,319)
(Loss) gain on investment in marketable equity securities	(2,036)	(52,256)	23,462
Other (expense) income, net	(479)	486	1,627
Finance income	35,400	42,573	47,584
Finance expense	(111)	(668)	(367)
Loss before income taxes	(107,557)	(99,461)	(57,013)
Income tax benefit (expense)	7,202	(397)	(62)
Net loss from continuing operations	(100,355)	(99,858)	(57,075)
Net loss from discontinued operations, net of income tax of nil	(193,263)	—	—
Net loss	(293,618)	(99,858)	(57,075)
Less: Net loss attributable to non-controlling interests	(323)	(1,029)	(1,110)
Net loss attributable to common shareholders	$(293,295)	$(98,829)	$(55,965)

Net loss attributable to common shareholders:
Continuing operations - basic and diluted	$(0.46)	$(0.45)	$(0.23)
Discontinued operations - basic and diluted	$(0.90)	$—	$—

Weighted average common shares outstanding, basic and diluted	215,742	218,311	248,019
Net loss	$(293,618)	$(99,858)	$(57,075)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,791	(1,944)	2,368
Remeasurement of pension and post-employment benefit plans, net of tax	312	(2,769)	(1,920)
Comprehensive loss	(291,515)	(104,571)	(56,627)
Less: Comprehensive loss attributable to non-controlling interests	(323)	(1,088)	(1,088)
Comprehensive loss attributable to common shareholders	$(291,192)	$(103,483)	$(55,539)

See Notes to Consolidated Financial Statements.

NANO DIMENSION LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Share Capital	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Non- Controlling Interests	Total Equity
December 31, 2022	$388,406	$1,285,078	$(1,509)	$3,091	$(522,871)	$1,152,195	$767	$1,152,962
Investment of non-controlling party in subsidiary	—	—	—	—	—	—	1,332	1,332
Net loss	—	—	—	—	(55,965)	(55,965)	(1,110)	(57,075)
Comprehensive income (loss) for the year	—	—	—	426	—	426	22	448
Exercise of warrants, options and vesting of RSUs	12,294	(12,294)	—	—	—	—	—	—
Repurchase of treasury shares	—	—	(96,387)	—	—	(96,387)	—	(96,387)
Payments of share price protection recognized in business combination	—	(4,459)	—	—	—	(4,459)	—	(4,459)
Share-based compensation expense	—	22,110	—	—	—	22,110	—	22,110
December 31, 2023	400,700	1,290,435	(97,896)	3,517	(578,836)	1,017,920	1,011	1,018,931
Investment of non-controlling party in subsidiary	—	—	—	—	—	—	792	792
Net loss	—	—	—	—	(98,829)	(98,829)	(1,029)	(99,858)
Comprehensive loss for the year	—	—	—	(4,654)	—	(4,654)	(59)	(4,713)
Exercise of warrants, options and vesting of RSUs	8,445	(8,445)	—	—	—	—	—	—
Repurchase of treasury shares	—	—	(69,755)	—	—	(69,755)	—	(69,755)
Payments of share price protection recognized in business combination	—	(363)	—	—	—	(363)	—	(363)
Share-based compensation expense	—	15,721	—	—	—	15,721	—	15,721
December 31, 2024	409,145	1,297,348	(167,651)	(1,137)	(677,665)	860,040	715	860,755
Net loss	—	—	—	—	(293,295)	(293,295)	(323)	(293,618)
Comprehensive income for the year	—	—	—	2,103	—	2,103	41	2,144
Exercise of warrants, options and vesting of RSUs	7,939	(7,939)	—	—	—	—	—	—
Repurchase of treasury shares	—	—	(24,856)	—	—	(24,856)	—	(24,856)
Share-based compensation for pre-combination service	—	2,055	—	—	—	2,055	—	2,055
Share-based compensation expense	—	5,859	—	—	—	5,859	—	5,859
Deconsolidation of subsidiaries	—	—	—	82	—	82	(433)	(351)
December 31, 2025	$417,084	$1,297,323	$(192,507)	$1,048	$(970,960)	$551,988	$—	$551,988

See Notes to Consolidated Financial Statements.

NANO DIMENSION LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net loss from continuing operations	$(100,355)	$(99,858)	$(57,075)
Adjustments:
Depreciation, amortization and non-cash lease interest	20,455	2,642	1,972
Impairment losses	10,516	1,350	326
Changes in fair value of equity securities	2,037	52,256	(23,462)
Loss from deconsolidation of subsidiaries	1,666	—	—
Share-based compensation expense	4,930	15,721	22,110
Changes in assets and liabilities:
Decrease (increase) in inventory	5,596	387	(340)
(Increase) decrease in other current assets	(175)	6,078	(5,775)
(Increase) decrease in trade receivables	(1,535)	2,950	(5,603)
Increase in deferred tax assets	(7,456)	—	(11)
(Decrease) increase in other payables	(9,993)	(1,150)	4,856
(Decrease) increase in employee benefits	(1,393)	(562)	(1,478)
Increase in trade payables	6,866	47	1,089
Other	(1,426)	1,218	(5,266)
Net cash used in operating activities	(70,267)	(18,921)	(68,657)
Cash flow relating to investing activities
Change in bank deposits	270,755	100,530	(189,060)
Purchase of property plant and equipment	(1,064)	(2,196)	(9,098)
Acquisition of intangible asset	—	(711)	(1,524)
Acquisition of subsidiaries, net of cash acquired	(267,816)	—	—
Deconsolidation of subsidiaries	(476)	—	—
Other	—	—	835
Net cash from (used in) investing activities	1,399	97,623	(198,847)
Cash flow relating to financing activities
Repayment long-term bank debt	(149)	(180)	(536)
Proceeds from non-controlling interests	—	555	1,089
Payment of a liability for contingent consideration in a business combination	—	—	(9,255)
Payments of share price protection recognized in business combination	—	(363)	(4,459)
Repurchase of treasury shares	(24,856)	(69,755)	(96,387)
Net cash used in financing activities	(25,005)	(69,743)	(109,548)
Cash flow relating to discontinued operations
Net cash used in operating activities	(31,017)	—	—
Net cash used in investing activities	(437)	—	—
Net cash provided by financing activities	10,009	—	—
Net cash used in discontinued operations	(21,445)	—	—
(Decrease) increase in cash, cash equivalents and restricted cash	(115,318)	8,959	(377,052)
Effect of exchange rate fluctuations on cash	3,249	(997)	1,292
Cash, cash equivalents and restricted cash at beginning of the year	318,474	310,512	686,272
Cash, cash equivalents and restricted cash at end of the year	$206,405	$318,474	$310,512

Supplemental disclosures of cash flow information
Cash and cash equivalents	$204,672	317,169	309,571
Restricted cash in restricted deposits, current	123	537	60
Restricted cash in restricted deposits, non-current	1,610	768	881
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$206,405	$318,474	$310,512

Non-cash operating activity
Intangible asset acquired on credit	—	—	711
Property plant and equipment acquired on credit	17	69	214
Lease liabilities arising from obtaining right-of-use assets	1,167	1,275	929
Non-cash investing activity
Acquisition replacement awards for pre-combination service	2,055	—	—
Supplemental disclosure of cash flow information
Income taxes paid during the year	115	314	136
See Notes to Consolidated Financial Statements.

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1 – Description of Business

Reporting Entity

Nano Dimension Ltd. (the “Company”) is an Israeli resident company incorporated in Israel. Until April 11, 2025, the address of the Company’s principal executive office was 2 Ilan Ramon St., Ness Ziona 7403635, Israel. Effective from that date, the Company’s principal executive office is located at 60 Tower Road, Waltham, Massachusetts, 02451, United States. Unless otherwise indicated, all references to the “Company,” refer to Nano Dimension Ltd. and its subsidiaries, Global Inkjet Systems Ltd. (“GIS”), a United Kingdom corporation, Nano Dimension Technologies Ltd. (“Nano Tech”), an Israeli corporation, Essemtec AG (“Essemtec”) and Nano Dimension Swiss GmbH (“Nano Swiss”), Swiss corporations, Formatec Holding B.V. (“Formatec Holding”) (which is in the process of liquidation), Admatec Europe B.V. (“Admatec”) (which is in the process of liquidation) and Formatec Technical Ceramics B.V. (“Formatec”) (which is in the process of liquidation), Dutch corporations, Nano Dimension USA Inc. (“Nano USA”), a Delaware corporation, Essemtec USA, LLC, a Delaware limited liability company, Nano Dimension GmbH (“Nano Germany”) and Essemtec Deutschland GmbH, German corporations, Nano Dimension Australia Pty Ltd. (“Nano Australia”), an Australian corporation, Nano Dimension (HK) Limited, a Hong Kong corporation, Essemtec France SAS, a French corporation, Nano Dimension NY Ltd., a New York corporation, Nano Dimension Trading (Shenzhen) Ltd., a Chinese corporation, and Markforged Holding Corporation ("Markforged") and Desktop Metal, Inc. ("Desktop Metal"), Delaware corporations. The Company engages in industrial manufacturing solutions of multi-disciplinary technology - combining hardware, software, and materials science. These solutions are used for design-to-manufacturing of electronics and mechanical parts by advanced industrial customers in aerospace, defense, automotive, electronics, medical, research and academia, as well as government organizations. Since March 2016, the Company’s American Depositary Shares (“ADSs”) have been trading on the Nasdaq Capital Market (“Nasdaq”).

Material events in the reporting period

Iron Swords War in Israel

On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks (the “Iron Swords War”). Following this, there was a decrease in Israel’s economic and business activity. The security situation has led, inter alia, to a disruption in the chain of supply and production, a decrease in the volume of national transportation, a shortage in manpower as well as a decrease in the value of financial assets and a rise in the exchange rate of foreign currencies in relation to the NIS. There has been no material impact on the Company’s operations and revenues.

On February 28, 2026, the U.S. and Israel initiated air strikes against Iranian military targets and leadership. Since then, retaliation by Iran against U.S. and Israeli interests in the Middle East has been widespread. As of the date of the filing of this Annual Report on Form 10-K, military activity and hostilities continue to escalate in the Middle East, and the situation throughout the region remains volatile, with the potential for continued escalation into a broader and more sustained regional conflict.

Note 2 - Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s fiscal year end is December 31 and, unless otherwise stated, all years and dates refer to the fiscal year. Certain reclassifications have been made to prior year presentation to conform to current year presentation.

Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include: determination of the fair value of consideration transferred in an acquisition, estimated impairment of non-financial assets, impairment of long-lived assets, and estimation of legal contingencies. The Company prepares the estimates on the basis of past experiences, various facts, external circumstances, and reasonable assumptions according to the pertinent circumstances of each estimate. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Segment Information

The Company operates in one operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is the Company’s CEO, in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level, see Note 16.

Functional Currency

The Company’s functional currency is the U.S. dollar (“USD”). The USD is the currency that represents the principal economic environment in which the Company operates. Accordingly, foreign currency assets and liabilities are re-measured into USD at the end-of-period exchange rates except for non-monetary assets and liabilities, which are measured at historical exchange rates. Revenue and expenses are re-measured each day at the exchange rate in effect on the day the transaction occurred or the average exchange rate in the month in accordance with ASC 830, Foreign Currency Matters. Gains or losses from foreign currency exchange rate re-measurements and settlements are included in finance income and finance expense in the consolidated statements of operations and comprehensive loss and accumulated other comprehensive income (loss) on the consolidated balance sheets.

The functional currency of certain subsidiaries and associated companies is their local currency. The financial statements of those companies are included in the consolidated financial statements, translated into USD. Assets and liabilities are translated at year-end exchange rates, while revenues and expenses are translated at the average exchange rates during the year. Differences resulting from translation are presented as other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss, and are part of accumulated other comprehensive income (loss) on the consolidated balance sheets.

Cash and Cash Equivalents

All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.

Bank Deposits and Restricted Bank Deposits

The Company has bank deposits that have a term of three to twelve months and bear a fixed interest rate of between 3.4%‑5.7%. In addition, the Company has restricted bank deposits for routine operations and the lease of its offices and labs. The restricted deposits are not linked and bear an annual interest rate of 0.01%‑4.4%. The Company expects to lease its offices and labs for a period of more than a year, thus these restricted bank deposits were classified as a non-current asset.

Trade Receivables, Net

Trade receivables are recorded at the invoiced amount and do not bear interest. Credit losses are estimated for accounts receivable considered to be uncollectible based on management’s assessment of collectability, which considers specific customers’ abilities to meet their financial obligations, the length of time receivables are past due, and historical collection experience. If circumstances related to specific customers change, or economic conditions deteriorate such that past collection experience is no longer relevant, the Company’s estimate of the recoverability of accounts receivable could be further reduced from the levels provided for in the consolidated financial statements.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, bank deposits, marketable equity securities, and trade receivables. The cash and marketable securities of the Company is deposited in

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Israeli, European and U.S. banking corporations. Two banking institutions each accounted for more than 10% of cash, cash equivalents and bank deposits as of December 31, 2025. In the estimation of the Company’s management, the credit risk for these financial instruments is low.

For trade receivables, the Company is exposed to credit risk in the event of nonpayment by customers. Trade receivables are geographically diversified and derived primarily from sales in the United States, EMEA, and APAC. To manage its trade receivable risk, the Company evaluates the credit worthiness of its customers and maintains allowances for potential credit losses. The Company has not historically experienced any material credit losses related to individual customers or groups of customers in any specific area or industry. No single customer accounted for more than 10% of revenue in fiscal years 2025, 2024 or 2023. One customer accounted for more than 10% of trade receivables as of December 31, 2025, and no single customer accounted for more than 10% of trade receivables as of December 31, 2024.

Fair Value Measurements

The Company is required to provide information according to the fair value hierarchy based on the observability of the inputs used in the valuation techniques. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs which are supported by little or no market activity.

Financial instruments consist of cash equivalents, bank deposits, marketable securities, trade receivables, other receivables, trade payables, accrued liabilities, other current liabilities and derivative financial instruments. Derivative financial instruments are stated at fair value on a recurring basis. Cash equivalents, bank deposits, trade receivables, other receivables, trade payables, accrued liabilities and other current liabilities, are stated at their carrying value, which approximates their fair value due to the short time to the expected receipt or payment date.

The Company measures investment in marketable equity securities at fair value on the consolidated statements of operations and comprehensive loss. As part of the Strategic Initiative, marketable equity securities have been classified as a current asset as of December 31, 2025 as the Company explores all strategic alternatives.

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$8,403	$—	$—	$8,403
Bank deposits	339,851	—	—	339,851
Marketable equity securities	84,154	—	—	84,154
Total assets measured at fair value	$432,408	$—	$—	$432,408

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total

Current assets:
Money market funds	$99,713	$—	$—	$99,713
Bank deposits	642,880	—	—	642,880
Long-term assets:
Marketable equity securities	86,190	—	—	86,190
Total assets measured at fair value	$828,783	$—	$—	$828,783

There were no transfers between fair value levels during 2025 and 2024.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is based on a standard costing system which approximates the cost on a first in, first out method. The Company regularly reviews inventory for excess and obsolescence and records a provision to write down inventory to its net realizable value when carrying value is in excess of this value. The costs include materials, labor, and manufacturing overhead that relate to the acquisition of raw materials and production into finished goods. The net realizable value considers the ability to utilize the inventory prior to perishing as well as the estimated selling price and costs of completion and sale. Inventory on hand, product development plans, and sales forecasts are regularly reviewed to identify carrying values in excess of net realizable value.

Property, Plant and Equipment, Net

Property, plant and equipment, net are carried at cost, including directly attributed acquisition costs, less accumulated depreciation and losses from accrued decrease in value, and are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The cost of normal, recurring, or periodic repairs and maintenance activities related to property, plant and equipment is expensed as incurred. The cost of printers used for internal purposes includes the cost of materials and direct labor, and any other costs directly attributable to bringing the asset to a working condition for their intended use.

The Company generally depreciates the cost of its property, plant and equipment using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated Useful Life
Machinery, equipment and vehicles	4 to 14 years
Computer hardware and software	3 to 10 years
Furniture and fixtures	3 to 14 years
Buildings	29 years
Leasehold improvements	shorter of the estimated useful life of the asset or the remaining lease term

When the Company disposes of property, plant and equipment, it removes the associated cost and accumulated depreciation from the related accounts on its consolidated balance sheet and includes any resulting gain or loss within operating expenses on the accompanying consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant reassessment or that the carrying value of these assets may not be recoverable. When a triggering event is identified, management assesses the recoverability of the asset group, which is the lowest level where identifiable cash flows are largely independent, by comparing the expected undiscounted cash flows of the asset group to the carrying value. When the carrying value is not recoverable and an impairment is determined to exist, the asset group is written down to fair value.

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company exited certain leased facilities during fiscal year 2025 and has obtained, or is in the process of seeking, subleases for those properties. The Company recorded a non-cash, pre-tax and after-tax partial impairment charge of $5.7 million during the year ended December 31, 2025 related to the operating lease right-of-use (“ROU”) asset recorded for our headquarters at 60 Tower Road, Waltham, Massachusetts 02451 (“60 Tower”) within the impairment caption of the consolidated statements of operations and comprehensive loss. The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate.

We entered in to a sublease for our previous U.S. headquarters at 350 5th Ave in Waltham, Massachusetts during the year ended December 31, 2025 that resulted in impairment of $1.5 million, in addition we partially impaired our lease in Germany during the fourth quarter of 2025 in the amount of $0.3 million. The impairments are recorded within the impairment caption of the consolidated statements of operations and comprehensive loss.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. The Company allocates the amounts that it pays for each acquisition to the assets it acquires and liabilities it assumes based on their fair values at the date of acquisition.

The excess of the value of consideration transferred over the aggregate fair value of those net assets is recorded as goodwill. Any identified definite lived intangible assets will be amortized over their estimated useful lives and any identified intangible assets with indefinite useful lives and goodwill will not be amortized but will be tested for impairment at least annually. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates, especially with respect to intangible assets. The Company estimates fair value based upon assumptions that are believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations and comprehensive loss. Acquisition-related transaction costs are not included as a component of consideration transferred but are accounted for as an expense in the period in which the costs are incurred.

Any contingent consideration is measured at fair value at the date of acquisition. If an obligation to pay contingent consideration that meets the definition of a financial instrument is classified as equity, then it is not re-measured, and settlement is accounted for within equity. Otherwise, other contingent considerations are classified as a financial liability and re-measured at fair value at each reporting date, and subsequent changes in the fair value of the contingent consideration are recognized in the consolidated statements of operations and comprehensive loss.

If share-based payment awards (“replacement awards”) are required to be exchanged for awards held by the acquiree’s employees (“acquiree’s awards”), then all or a portion of the amount of the acquirer’s replacement awards is included in measuring the consideration transferred in the business combination. This determination is based on the market-based measure of the replacement awards compared with the market-based measure of the acquiree’s awards and the extent to which the replacement awards relate to pre-combination service.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that is not individually identified and separately recorded. The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. Goodwill is not amortized but is tested for impairment annually at the start of the fourth quarter, or as circumstances indicate that the carrying value of the asset may not be recoverable through future operations.

The Company reviews goodwill for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and we determine that the fair value of the reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we determine fair value using accepted valuation techniques, which can include the market and discounted cash flow methods. The fair value of the reporting unit is compared to the carrying value, which includes goodwill. If the fair value of the reporting unit

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

exceeds its carrying value, we do not consider the goodwill impaired. If the carrying value is higher than the fair value, we recognize the difference as an impairment loss, limited to the total amount of goodwill.

A quantitative goodwill impairment testing process requires valuation of the reporting unit. In the market approach, we can reference the Company’s market capitalization as a value indication given the Company’s single operating segment and reporting unit. In the income approach, which is based on a discounted forecasted cash flow including a terminal value, we compute the terminal value using the constant growth method, which values the forecasted cash flows in perpetuity. The assumptions about future cash flows and growth rates are based on the reporting unit's long-term forecast and is subject to review and approval by senior management. A reporting unit's discount rate is a significant assumption and is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. The estimated fair value could be impacted by changes in market conditions and various other assumptions, however we consider the discount rate assumption to be the key assumption. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

The entirety of the goodwill carrying value related to the Desktop Metal acquisition was impaired and charged to discontinued operations along with all other net assets in the disposal group. As of October 1, 2025, it was determined that the remaining goodwill balance attributable to Markforged was not impaired.

Intangible Assets

Intangible assets consist of identifiable intangible assets acquired, specifically, developed technology, mutual licensing under a settlement agreement, trademarks, and customer relationships. The Company evaluates definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future operations. If indicators of impairment are present, the Company then compares the estimated undiscounted cash flows that the specific asset is expected to generate to its carrying value. If such assets are impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Warranty Reserve

Substantially all of the Company’s hardware products are covered by a standard assurance warranty of one year. In the event of a failure of a product covered by this warranty, the Company may repair or replace the product, at its option. The Company’s warranty reserve reflects estimated material and labor costs for potential or actual product issues for which the Company expects to incur an obligation. The Company periodically assesses the appropriateness of the warranty reserve and adjusts the amount as necessary. If the data used to calculate the appropriateness of the warranty reserve are not indicative of future requirements, additional or reduced warranty reserves may be necessary. Warranty reserves are included within accrued liabilities on the consolidated balance sheets.

The following table presents changes in the balance of the Company’s warranty reserve:

	December 31,
	2025	2024
Beginning balance	$304	$304
Liability assumed from acquisition of Markforged	670	—
Additions to warranty reserve	2,052	304
Claims fulfilled	(1,717)	(304)
Ending balance	$1,309	$304

Discontinued Operations

A component or group of components is classified as discontinued operations, (i) when it has been disposed of or meets the criteria to be classified as held for sale or disposal other than sale, and (ii) the disposal or intended disposal represents a strategic shift that has or is expected to have, a major effect on the Company’s operations and financial results. A discontinued operation includes components that comprise operations and cash flows that can be clearly distinguished from the Company’s continuing operations. As described in Note 8, Acquisitions and Divestures, the Company’s disposal of Desktop Metal met the criteria for classification as discontinued operations. Unless otherwise noted, discussions in the notes to the consolidated financial statements refers to the Company's continuing operations.

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Deconsolidation of Subsidiaries

The Company accounts for a gain or loss on deconsolidation of subsidiaries or derecognition of a group of assets in accordance with ASC 810-10-40-5. The Company measures the gain or loss as the difference between (a) the aggregate of fair value of any consideration received, the fair value of any retained noncontrolling investment, and the carrying amount of any noncontrolling interest in the former subsidiary at the date the subsidiary is deconsolidated and (b) the carrying amount of the former subsidiary’s assets and liabilities or the carrying amount of the group of assets.

Loss on deconsolidation of subsidiaries represents the difference between proceeds received upon disposition and the book value of a subsidiary which has been divested and was excluded from treatment as a discontinued operation. Also included in loss on disposal of subsidiaries is the recognition of the cumulative translation adjustment associated with accumulated other comprehensive loss. The loss on deconsolidation of subsidiaries was $1.8 million related to Admatec-Formatec and a gain of $0.1 million related to J.A.M.E.S recorded to Restructuring on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

Pension and Post-Employment Benefit Plans

The Company’s liability for severance pay for its Israeli employees is mainly calculated pursuant to Israeli Severance Pay Law (1963) (the “Severance Pay Law”). The Company’s liability is covered by monthly deposits with severance pay funds and insurance policies. For most of the Company’s Israeli employees, the payments to pension funds and to insurance companies exempt the Company from any obligation towards its employees, in accordance with Section 14 of the Severance Pay Law, which is accounted for as a defined contribution plan. Accumulated amounts in pension funds and in insurance companies are not under the Company’s control and, accordingly, neither those amounts nor the corresponding accrual for severance pay are presented in the consolidated balance sheets.

Post-employment benefits for Essemtec employees are treated as defined benefit plans. See Note 12.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). Under ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of the revenue recognition accounting standard, the Company performs the following five steps:

•
identifies the contract with a customer;
•
identifies the performance obligations in the contract;
•
determines the transaction price;
•
allocates the transaction price to the performance obligations in the contract; and
•
recognizes revenue when (or as) the entity satisfies a performance obligation.

On the contract’s inception date, the Company assesses the goods or services promised in the contract with the customer and identifies as a performance obligation any promise to transfer to the customer goods or services (or a bundle of goods or services) that are distinct.

The Company identifies goods or services promised to the customer as being distinct when the customer can benefit from the goods or services on their own or in conjunction with other readily available resources and the Company’s promise to transfer the goods or services to the customer is separately identifiable from other promises in the contract. The Company’s identified performance obligations include printer, ink, maintenance (which is generally provided for a period of up to one year), training and installation. In some cases, the Company recognizes a warranty as a distinct service to the customer and is, therefore, a distinct performance obligation.

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Revenue is allocated among performance obligations in a manner that reflects the consideration that the Company expects to be entitled to for the promised goods based on the standalone selling prices (“SSP”) of the goods or services of each performance obligation. If a SSP is not directly observable, the Company allocates the transaction price to the identified performance obligations based on the residual approach, while allocating the estimated SSP for performance obligations relating to maintenance, training and installation services, and the residual is allocated to printers.

Revenue allocated to printers, installation and training, and ink and other consumables are recognized when the control is passed in accordance with the contract terms at a point in time. Maintenance revenue is recognized ratably, on a straight-line basis, over the period of the services. Revenue from training and installation is recognized at the time of performance. Revenue from development services is recognized only when the relevant contractual milestone is achieved, and recognition is contingent upon such achievement.

Product revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Service revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation.

Research and Development Expenses

Research and development costs, which consist primarily of salaries, share-based compensation expense, materials consumption and costs associated with subcontracting certain development efforts, are expensed as incurred.

Governmental Grants

The Company receives royalty-bearing grants from the Israeli government for approved research and development projects. These grants are recognized at the time the Company is entitled to such grants based on the costs incurred or milestones achieved as provided by the relevant agreement and included as a deduction from research and development.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, share-based compensation expense, travel expenses, marketing and advertising services, depreciation, facilities costs, and other demand generation services. Advertising expenses for the years ended December 31, 2025, 2024 and 2023 were $2.2 million, $0.8 million, and $0.4 million, respectively and are expensed as incurred.

Contingent Liabilities

A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. A provision for warranties is recognized when the underlying products or services are sold. The provision is based on historical warranty data and a weighting of all possible outcomes against their associated probabilities. A provision for legal claims is subject to subjective judgments, based on the status of such legal or regulatory proceedings, the merits of the Company’s defenses and consultation with corporate and external legal counsel. Actual outcomes may differ materially from the Company’s estimates. Legal costs associated with the proceedings are expensed as incurred.

Share-Based Compensation

Share-based compensation expense associated with share-based awards is recognized based on the fair value of the granted awards and is recorded as expense over the requisite service period for share options and restricted stock units (“RSUs”). For awards with graded vesting schedules that are solely based on a service condition, the Company elects the straight-line recognition method for the entire award. The Company recognizes forfeitures of awards as they occur. The fair value of each option award is calculated on the grant date using the Black-Scholes option-pricing model. Measurement inputs include the share price on the measurement date, the exercise price of the instrument, expected volatility (based on the weighted average volatility of the Company’s shares, over the expected term of the options), expected term of the options (based on general option holder behavior and expected share price), expected dividends, and the risk-free interest rate (based on government debentures). The assumptions used to determine the fair value of the share awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The fair value of each RSU award is based on the market value of the underlying ordinary shares on the grant date.

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Leases

Arrangements meeting the definition of a lease are classified as operating and are recorded on the consolidated balance sheet as both a lease right-of-use asset and lease right-of-use liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease right-of-use liabilities are increased by interest and reduced by payments each period, and the lease right-of-use asset is amortized over the lease term.

For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. Variable lease payments that depend on an index are measured using the index at the commencement date. Subsequent changes to the index or rate during the lease term are accounted for as variable payments which are recorded when incurred.

In calculating the lease right-of-use asset and liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

The Company has the option to extend some of its lease agreements. In measuring the lease right-of-use asset and liability, the Company only takes into account options to extend when it is reasonably certain that such options to extend will be exercised.

The Company does not have any leases classified as finance leases.

Income taxes

The Company is subject to income taxes in Israel, and other foreign jurisdictions (such as the U.S., Switzerland, Germany, England and more). These foreign jurisdictions may have different statutory rates than in Israel. Income taxes are accounted for in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. Valuation allowance in respect of deferred tax assets is provided for, if necessary, to reduce deferred tax assets is amounts more likely than not to be realized.

Taxes which would apply in the event of disposal of investment in foreign subsidiaries have not been considered in computing the deferred taxes, since the intention of the Company is to hold and not to realize the investment.

The Company recognizes income tax benefits from uncertain tax positions only if it believes that it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such uncertain tax positions are then measured based on the largest benefit that is more-likely-than-not to be realized upon the ultimate settlement. Although the Company believes that it has adequately reserved for its uncertain tax positions, it can provide no assurance that the final tax outcome of these matters will not be materially different. The Company makes adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The Company classifies interest and penalties on income taxes (which includes uncertain tax positions) as taxes on income.

Treasury Shares

The Company repurchases its shares from time to time in the open market, or in other transactions, and holds such repurchased shares as treasury shares. The Company presents the cost to repurchase treasury shares as a separate component within the consolidated balance sheets and is a reduction of shareholders’ equity.

Basic and Diluted Loss Per Share

Basic and diluted loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the financial year, adjusted for shares issued during the year, if applicable.

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023‑09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures”, which expands the disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company's adoption of this standard in fiscal year 2025 did not have a material impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on its disclosures in the consolidated financial statements.

In December 2025, the FASB issued ASU-2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities" which establishes authoritative guidance on the accounting for government grants received by business entities. The guidance is effective for annual periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently assessing the impact ASU 2025-11 will have on the Company's interim consolidated financial statements.

Note 3 - Allowance for doubtful accounts

The following is a summary of the activity of the Company’s allowance for doubtful accounts:

	December 31,
	2025	2024
Beginning balance	$811	$660
Provisions	571	158
Write-offs	(546)	—
Foreign currency adjustment	25	(7)
Ending balance	$861	$811

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 4 – Other current assets

Other current assets consist of the following:

	December 31,
	2025	2024
Government authorities	$2,767	$1,868
Prepaid expenses	4,363	1,402
Other	1,808	1,520
Other current assets	$8,938	$4,790

Note 5 – Inventory

Inventory consists of the following:

	December 31,
	2025	2024
Raw materials	$10,659	$8,982
Work in progress	3,803	1,739
Finished goods	18,416	6,178
Inventory	$32,878	$16,899

The Company maintained a provision for excess and obsolete inventory of $6.5 million and $2.8 million as of December 31, 2025 and 2024, respectively. The charge to excess and obsolete inventories is recorded within cost of revenue in the consolidated statements of operations and comprehensive loss.

In 2023, the Group’s warehouse located in the south of Israel suffered physical damage due to a direct missile hit related to the Iron Swords War. As a result, damaged inventory in the amount of $5.0 million was written off. The damage was covered by government authorities and the Company’s insurance policy, part of which was received in 2023, and the remainder in 2024. The net excess over the cost of the inventory damaged, was recognized as other income, $0.4 million in 2024 and $3.8 million in 2023.

Note 6 – Property, plant and equipment, net

The composition of property, plant and equipment, net is as follows:

	December 31,
	2025	2024
Machinery, equipment and vehicles	$24,830	$16,893
Computer hardware and software	8,416	5,096
Furniture and fixtures	2,548	1,831
Leasehold improvements	16,839	8,595
Buildings	7,185	6,297
Other	630	—
Total	60,448	38,712
Less: Accumulated depreciation	(35,608)	(24,569)
Property, plant and equipment, net	$24,840	$14,143

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 amounted to $4.3 million, $2.6 million and $2.0 million, respectively. Impairment losses of property, plant and equipment were $1.2 million and $1.3 million in the years ended December 31, 2025 and 2024, respectively. There was no impairment loss of property, plant and equipment in the year ended December 31, 2023. Impairment during the year ended December 31, 2025 primarily relates to long-lived assets held by subsidiaries deconsolidated during the period and is included within Impairment losses on the consolidated statements of operations and

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

comprehensive loss. See Note 13 for information regarding right-of-use asset impairment recorded during the year ended December 31, 2025.

Note 7 – Goodwill and Intangible Assets

Goodwill

The following table provides the carrying amount of the Company's goodwill:

Activity
Balance as of December 31, 2024	$—
Addition related to the acquisition of Desktop Metal	139,400
Impairment of Desktop Metal goodwill	(139,400)
Addition related to the acquisition of Markforged	40,388
Balance as of December 31, 2025	$40,388

Desktop Metal was acquired by the Company on April 2, 2025 and goodwill of $139.4 million was recorded. The Company determined that the Desktop Metal asset group qualified as 'assets held for disposal other than sale' on the acquisition date and fully impaired the asset group, including the goodwill carrying value of $139.4 million, to 'net loss from discontinued operations' on the consolidated statements of operations and comprehensive loss (see Note 8).

On April 25, 2025, the Company acquired Markforged and recorded goodwill of $40.4 million (see Note 8).

The Company tests the recorded amount of goodwill for impairment on an annual basis on October 1 or more frequently if there are indicators that the book value of each reporting unit exceeds its fair value. The Company has a single reporting segment. As of December 31, 2025, it was determined that the remaining goodwill balance, which is solely attributable to Markforged was not impaired.

Intangible assets, net

The following table displays intangible assets, net by major class:

	December 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Technology	$13,636	$(1,519)	$12,117	$2,235	$(80)	$2,155
Mutual licensing under settlement agreement	5,320	(156)	5,164	—	—	—
Trademark	1,811	(1,207)	604	—	—	—
Customer relationships	1,660	(111)	1,549	—	—	—
Intangible assets	$22,427	$(2,993)	$19,434	$2,235	$(80)	$2,155

The increase in intangible assets, net during 2025 is related to the acquisition of Markforged. See Note 8. Partially offsetting the increase was a $1.8 million impairment to legacy technology no longer being pursued, which is recorded in Impairment losses on the consolidated statements of operations and comprehensive loss.

The Company recognized amortization expense of intangible assets as follows, including $0.3 million of amortization related to legacy technology prior to impairment on December 31, 2025:

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	December 31,
	2025	2024	2023
Cost of revenue	$1,837	$80	$—
Operating expenses	1,318	—	—
Total	$3,155	$80	$—

Expected resulting revenue is the basis for the economic pattern used to determine the amortization schedule of technology and customer relationships. Trademark intangible amortization is based on the term in which the Company anticipates using the asset. Amortization related to technology and mutual licensing under a settlement agreement are recorded to cost of revenue on the consolidated statement of operations and comprehensive loss. Amortization related to trademarks and customer relationships are recorded in sales and marketing expense on the consolidated statements of operations and comprehensive loss.

As of December 31, 2025, estimated amortization expense for intangible assets for each of the next five fiscal years and thereafter is expected to be as follows:

Fiscal Year	December 31, 2025
2026	$3,276
2027	2,673
2028	2,673
2029	2,673
2030	2,673
Thereafter	5,466
Total intangible assets, net	$19,434

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 8 – Acquisitions and Divestitures

Fiscal 2025 Activity

Acquisition and Divestiture of Desktop Metal, Inc. ("Desktop Metal")

On April 2, 2025, the Company acquired 100% of the shares and voting interests in Desktop Metal, a U.S. based publicly traded company (NYSE: DM). Desktop Metal designs and manufactures industrial-grade 3D printers, materials, and software. The acquisition of Desktop Metal was expected to generate operational synergies, while expanding the Company’s customer base and global market presence across key industries. After signing the Merger Agreement, the Company and Desktop worked diligently to close the transactions. By late 2024, the sole remaining condition to closing the transactions was approval by the Committee for Foreign Investment in the United States (“CIFIUS”). Desktop instituted a series of legal proceedings against the Company to compel the closing of the transactions. In the months that followed, Desktop incurred significant legal expenses that placed financial strain on its financial resources. After several months, Desktop prevailed in the litigation while reaching insolvency. Immediately following the Merger, the Company provided a $12.0 million bridge loan to Desktop but notified Desktop that no further capital would be infused from the Company. On July 28, 2025, Desktop Metal filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code and was immediately deconsolidated by the Company. The results of Desktop Metal from April 2, 2025 through July 28, 2025 as well as impairment charges related to the Desktop Metal assets and the costs associated with the bankruptcy and deconsolidation are included in Net loss from discontinued operations on the consolidated statements of operations and comprehensive loss.

Information related to the historical results of Desktop is not relevant to the Company’s future results as well as any pro forma presentation giving effect to the Merger since the Desktop assets have already been disposed of and were never reflected in the Company’s results for the period between the date of acquisition and the date of approval of the Insolvency Proceeding, in its consolidated statements of operations and comprehensive loss as discontinued operations and in related disclosures.

The Company determined that the Desktop assets would be disposed of through a sale or other process on the acquisition date and pursued a plan to sell or otherwise dispose of the Desktop business throughout the fiscal quarter following the closing of the Merger. The Company also recorded impairment charges related to the Desktop assets and the costs associated with the bankruptcy and deconsolidation of Desktop in discontinued operations on the Company’s consolidated statements of operations and comprehensive loss following the closing of the Merger. The consolidated statements of operations and comprehensive loss includes impairment of the Desktop Metal asset group of $139.4 million and loss from operations for the period of acquisition through December 31, 2025 of $53.9 million, which are both included within net loss from discontinued operations of $193.3 million.

The acquisition was funded through available cash. The portion of the fair-value-based measure of the replacement awards attributable to Desktop Metal employee service rendered prior to the acquisition date was $1.0 million and is recorded in additional paid in capital on the consolidated balance sheet. The fair value of consideration transferred is as follows:

Cash consideration	$179,380
Fair value of equity awards allocated to pre-acquisition period	957
Total acquisition consideration	$180,337

The purchase price allocation for Desktop Metal was as follows:

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

April 2, 2025

Cash and cash equivalents	$9,089
Restricted cash	1,110
Trade receivables	16,450
Other current assets	7,910
Inventory	73,460
Property, plant and equipment	24,560
Goodwill	139,400
Right-of-use assets	21,340
Deferred revenue	(12,880)
Other current liabilities	(74,870)
Long-term lease liabilities	(21,340)
Other liabilities	(3,892)
Total purchase price allocation	$180,337

The Company incurred acquisition-related costs of $11.9 million, of which $8.1 million was incurred in 2025 and $3.8 million in 2024. These costs consist primarily of legal and accounting fees and have been included in general and administrative costs within the consolidated statements of operations and comprehensive loss.

Acquisition of Markforged Holding Corporation ("Markforged")

On April 25, 2025, the Company acquired 100% of the shares and voting interests in Markforged Holding Corporation ("Markforged"), a U.S. based publicly traded company (NYSE: MKFG). Markforged designs, produces and markets cloud-based software products (including its software enabled platform the Digital Forge) and hardware products, including precise and reliable 3D printers, proprietary metal and composite materials to bring industrial production to the point of need on the factory floor. The acquisition of Markforged will enable the Company to access Markforged’s additive manufacturing technology, facilitating a broader, more integrated product portfolio.

The acquisition was funded through available cash. The portion of the fair-value-based measure of the replacement awards attributable to Markforged employee service rendered prior to the acquisition date was $1.1 million and is recorded in additional paid in capital on the consolidated balance sheet. The fair value of consideration transferred is as follows:

Cash consideration	$115,080
Fair value of equity awards allocated to pre-acquisition period	1,096
Total acquisition consideration	$116,176

The preliminary purchase price allocation for Markforged was as follows:

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

April 25, 2025

Cash and cash equivalents	$17,555
Restricted cash	805
Trade receivables	14,819
Other current assets	3,558
Inventory	33,855
Property, plant and equipment	14,336
Right-of-use assets	27,417
Goodwill	40,388
Definite-lived intangible assets	22,427
Other assets	2,446
Accounts payable and accrued expenses	(14,040)
Lease liability	(28,190)
Deferred revenue	(12,170)
Deferred tax liabilities	(7,030)
Total purchase price allocation	$116,176

The goodwill resulting from this transaction is primarily attributable to the potential growth and expected synergies from combining operations and is not deductible for tax purposes.

The definite-lived intangible assets acquired for Markforged were as follows:

Definite-Lived Intangible Assets	April 25, 2025	Weighted Average Amortization Life (in years)
Developed technology	$13,636	6
Mutual licensing under settlement agreement	5,320	23
Trademark	1,811	1
Customer relationships	1,660	10
Total definite-lived intangible assets	$22,427

The Company incurred acquisition-related costs of $3.8 million, of which $2.2 million was incurred in 2025 and $1.6 million in 2024. These costs consist primarily of legal and accounting fees and have been included in general and administrative costs within the consolidated statements of operations and comprehensive loss.

The following selected unaudited pro forma consolidated results of operations are presented as if the Markforged acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition.

	December 31,
	2025	2024
Revenue	$122,167	$142,865
Net loss attributable to common shareholders	(335,260)	(189,049)
Net loss per share - basic and diluted	(1.55)	(0.87)

These unaudited pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future. No effect has been given for synergies, if any, that may be realized through the acquisition.

Divestitures

From January 2025, we have discontinued a number of product lines, including, Fabrica, Admatec, Formatec, Formatec Holdings, DeepCube, and the AME online community platform (J.A.M.E.S.). The Company implemented a complete cost reduction program for the DeepCube and Nano Fabrica product lines. In April 2025, Admatec, Formatec, and Formatec Holdings were declared

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

bankrupt. Additionally, in April 2025, J.A.M.E.S ceased operations.

Loss on deconsolidation of subsidiaries represents the difference between proceeds received upon disposition and the book value of a subsidiary which has been divested and was excluded from treatment as a discontinued operation. Also included in loss on disposal of subsidiaries is recognition of the cumulative translation adjustment out of accumulated other comprehensive loss. The loss on deconsolidation of subsidiaries was $1.8 million related to Admatec-Formatec and a gain of $0.1 million related to J.A.M.E.S recorded to Restructuring for the year ended December 31, 2025.

Note 9 – Accrued liabilities

Accrued liabilities consist of the following:

	December 31,
	2025	2024
Employees and related liabilities	$7,589	$9,918
Professional services	2,209	2,381
Government authorities	2,870	3,130
Contingencies	2,123	—
Current portion of settlement payable	2,000	—
Other	2,723	3,342
Accrued liabilities	$19,514	$18,771

Note 10 – Equity

Share capital activity was as follows (in thousands of shares of NIS 5 par value per share):

	Ordinary shares
	2025	2024
Shares outstanding as of January 1	215,777	235,597
Repurchase of treasury shares	(14,424)	(26,043)
Exercise of warrants during the period	—	3
Exercise of share options and vesting of RSUs during the period	5,459	6,220
Shares outstanding as of December 31	206,812	215,777

Treasury shares

As of December 31, 2025, the Company held 72,494,637 ordinary shares, constituting approximately 26.0% of its issued and paid-in share capital. The rights attached to the Company’s own shares that were acquired are suspended until their re-issuance.

In August 2023, the Company’s board of directors authorized a repurchase plan, or the $200 million Repurchase Plan, allowing us to invest up to $200 million to repurchase ADSs from time to time, in open market transactions, and/or in privately negotiated transactions or in any other legally permissible ways, depending on market conditions, share price, trading volume and other factors. The Israeli court approved the $200 million Repurchase Plan on October 17, 2023 for a twelve-month period. The $200 million Repurchase Plan expired on October 16, 2024, with $130,504,940 remaining, and thereafter no longer eligible for repurchases under such plan. All repurchases made in 2024 were made pursuant to the $200 million Repurchase Plan.

In January 2025, the Company’s board of directors authorized a repurchase plan, or the $150 million Repurchase Plan, allowing it to invest up to $150 million to repurchase ADSs from time to time, in open market transactions, and/or in privately negotiated transactions or in any other legally permissible ways, depending on market conditions, share price, trading volume and other factors. During the year ended December 31, 2025, 14,424,452 shares were repurchased under the $150 million Repurchase Plan.

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Rights Plan

In January 2024, the Company entered into a rights agreement, or the Rights Plan. The Rights Plan was designed to reduce the likelihood that any entity, person or group would gain control of, or significant influence over the Company. The Rights Plan expired on January 25, 2025.

In February 2026, the Company entered into a rights agreement, or the Rights Plan. The Rights Plan was designed to reduce the likelihood that any entity, person or group would gain control of, or significant influence over the Company. The Rights Plan will expire on February 1, 2027.

Stock Options, RSUs and Warrants

The Company has in effect the Employee Stock Option Plan (2015) (the “2015 Plan”).

The 2015 Plan was adopted by Company’s board of directors in February 2015, and expired in February 2026. On December 4, 2025, the shareholders of the Company approved a resolution to extend the 2015 Plan by an additional one-year period ending in February 2027. The Company’s employees, directors, officers, consultants, advisors, and suppliers are eligible to participate in this plan.

On March 13, 2019, the Company’s board of directors adopted an appendix to the 2015 Plan for U.S. residents. Under this appendix, the 2015 Plan provides for the granting of options to U.S. residents in compliance with the U.S. Internal Revenue Code of 1986, as amended.

As of December 31, 2025, the number of Ordinary Shares available for new equity awards under the plan was 33,488,762. RSUs and options to purchase Ordinary Shares of 6,520,368 were issued and outstanding as of such date.

Of these outstanding awards, as of December 31, 2025, 228,334 options to purchase ordinary shares were vested and exercisable.

Stock options

In 2023, the Company granted a total of 130,000 non-tradable share options to employees, officers, and consultants, with varying vesting periods and exercise prices. No share options were granted during 2024 or 2025. The share options vest over a period of four years. The share options will be exercisable, in consideration of an exercise price, until the earlier of (a) the anniversary of the vesting date of such options, or (b) 90 days from the end of employment date.

A summary of the Company’s stock option activity and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average intrinsic value
Outstanding on December 31, 2024	2,627,095	$2.30	$0.80
Granted	—	—	—
Exercised	(323,649)	0.82	0.89
Forfeited and expired	(2,005,112)	2.35	0.32
Outstanding on December 31, 2025	298,334	3.57	0.02
Exercisable as of December 31, 2025	228,334	3.53	0.03

The Company used the binomial pricing model to determine the estimated fair value of stock-based compensation related to stock options during the year ended December 31, 2023. In applying this model, the Company uses the following assumptions:

•
Risk-Free Interest Rate: The risk-free interest rate is based on government debentures with maturities similar to the expected term of the options for each option group.
•
Volatility: The Company utilizes the trading history of its Ordinary Shares to determine the expected stock price volatility for its Ordinary Shares.

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

•
Expected Term: The Company determined the expected term based on general option holder behavior and expected share price.
•
Expected Dividend Rate: The Company has not paid and does not anticipate paying any cash dividends in the near future on its Ordinary Shares.

The table below summarizes the assumptions used in determining the fair value of the options granted in 2023:

Range of expected share price volatility	103.2%-121.85%
Range of estimated term (years)	4.5-8
Range of weighted average of risk-free interest rate	4.33%-4.5%
Expected dividend yield	—

The weighted average fair values at grant date of options granted for the year ended December 31, 2023 with an exercise price equal to the market value at the date of grant was $3.05 per share.

The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 were $0.3 million, $1.4 million, and $2.7 million, respectively

The weighted average remaining contractual life of the outstanding options is 2.6 years as of December 31, 2025.

Restricted stock units (“RSU”)

From 2023 to 2025, the Company granted a total of 23,850,187 RSUs to employees, officers, and consultants, with varying vesting periods. The RSUs vest over a period of one to four years.

On April 22, 2021, the Company acquired 100% of the shares and voting interests in DeepCube. After the acquisition, one of DeepCube’s founders continued to work at DeepCube, in the role of Chief Technology Officer. In accordance with the terms of the acquisition agreement, 892,465 ordinary shares of the Company were to be issued to this founder, with a share price protection mechanism. The granting of these shares was subject to conditions related to the continued employment of the founder. Hence, these shares were not taken into account as part of the consideration for the business combination. The fair value of those shares, with the share price protection mechanism, was estimated at $7.8 million, and was recognized as post-acquisition compensation cost. With respect to these shares, the Company recorded expenses of $0.8 million in 2024 and $2.4 million in each of the years 2022 and 2023.

During the years ended December 31, 2024 and 2023 the Company chose to settle the share price protection mechanism in cash, and therefore the cash paid in the amount of $0.4 million and $0.5 million, respectively, was treated as repurchase of equity awards that was reduced from equity.

On April 26, 2021, the Company acquired 100% of the shares and voting interests in NanoFabrica. In accordance with the terms of the acquisition agreement, 1,178,008 ordinary shares of the Company were to be issued to NanoFabrica’s founders, with a share price protection mechanism. The granting of these shares was subject to conditions related to the continued employment of the founders for a period of two years following the acquisition. Hence, these shares were not taken into account as part of the consideration for the business combination. The fair value of those shares, with the share price protection mechanism, was estimated at $10.9 million, and were recognized as post-acquisition compensation cost.

During 2023, the Company chose to settle the share price protection mechanism in cash, and therefore the cash paid in the amount of $3.9 million was treated as repurchase of equity awards that was reduced from equity.

A summary of the Company’s RSU activity is as follows:

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

		Weighted
		average
	Number of Units	grant price
Outstanding on December 31, 2024	10,893,388	$2.75
Granted	12,195,051	1.61
Vested	(5,135,973)	1.68
Forfeited	(11,730,432)	1.89
Outstanding on December 31, 2025	6,222,034	$1.86

The weighted average fair values at grant date of RSUs granted for the years ended December 31, 2025, 2024, and 2023 were $1.61, $2.40, and $2.59 per share, respectively.

The total fair value of shares vested during the years 2025, 2024, and 2023 was $8.3 million, $18.3 million, $32.3 million, respectively.

As of December 31, 2025, the Company had approximately $8.5 million of unrecognized compensation expense related to non-vested stock options and non-vested RSU’s, expected to be recognized over a weighted average period of 1.6 years.

Warrants

A summary of the Company’s warrants activity and related information is as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual
		exercise	life (in
	Warrants	price	years)
Outstanding on December 31, 2024	34,817,626	$6.26	1.24
Granted	—	—	—
Exercised	—	—	—
Expired	(5,575,523)	7.80	—
Outstanding and exercisable as of December 31, 2025	29,242,103	$5.96	1.60

As of December 31, 2025, the outstanding warrants include 27,742,103 Series B warrants issued to Stern YOI Ltd. Partnership in August 2020 to purchase Ordinary Shares at an exercise price of $6.16 per ADS and expiring in August 2027. Stern YOI Ltd. Partnership is a Nevada limited partnership. Mr. Yoav Stern, former Chief Executive Officer of Nano Dimension Ltd., is a managing member of Stern YOI Ltd. Partnership. In September 2020, the Company issued 1,500,000 warrants to purchase 1,500,000 ADSs to the Company’s now former director, Mr. Yaron Eitan, in consideration of $150,000. The warrants have an exercise price of $2.25 per ADS and will expire in September 2027.

Stock-Based Compensation

Stock-based compensation expense related to stock options and RSUs is included in the consolidated statements of operations and comprehensive loss as follows:

	For the year ended December 31,
	2025	2024	2023
Cost of revenue	$669	$938	$811
Research and development expenses	1,708	6,079	10,297
Sales and marketing expenses	896	1,649	4,891
General and administrative expenses	1,647	7,055	6,111
Discontinued operations	939	—	—
	$5,859	$15,721	$22,110

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 11 – Revenue

The Company has one operating and reportable segment, which generates revenue via industrial manufacturing solutions of multi-disciplinary technology - combining hardware, software, and materials science.

Revenue per geographical location is as follows:

	For the year ended December 31,
	2025	2024	2023
Americas	$44,954	$21,010	$22,340
APAC	16,743	3,393	2,947
EMEA	40,740	33,372	31,027
Total revenue	$102,437	$57,775	$56,314

The following table disaggregates the Company's revenue by the timing of transfer of products or services:

	For the year ended December 31,
	2025	2024	2023
Services transferred over time	$22,052	$12,218	$9,083
Goods transferred at a point in time	80,385	45,557	47,231
Total revenue	$102,437	$57,775	$56,314

The table below provides information regarding receivables and contract liabilities deriving from contracts with customers:

	For the year ended December 31,
	2025	2024
Trade receivables	26,047	9,141
Deferred revenue	11,873	3,523
Long-term deferred revenue	3,617	—

The increase in trade receivables and current and long-term contract liabilities in 2025 is primarily due to the acquisition of Markforged.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company has a right to bill when products are shipped, which is often the point in time revenue is recognized. As a result, the Company will have accounts receivable for billings and also deferred revenue for the portion of billings in advance of service in its hardware maintenance agreements.

The Company recognized $3.5 million of revenue in 2025 from deferred revenue as of December 31, 2024. The Company recognized $3.9 million of revenue in 2024 from deferred revenue as of December 31, 2023.

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $11.9 million to be recognized in 2026, $2.5 million in 2027, $0.9 million in 2028, and $0.2 million thereafter. These deferred revenues are included within other long-term liabilities on the consolidated balance sheets.

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 12 – Employee Benefit Plans

Post-Employment Benefit Plan – Defined Benefit Obligation

Essemtec, a subsidiary of the Company, located in Switzerland, participates in a defined benefit obligation plan. Employees in Switzerland are insured against the risks of old age, death and disability. The supreme governing body of the pension fund is the Foundation Council, which is made up of an equal number of representatives from the employees and the employer. The pension fund rules, together with the legal provisions concerning occupational pension plans, constitute the formal regulatory framework of the pension plan. During the year ended December 31, 2024, Essemtec was affiliated with the collective foundation Bâloise Collective BVG foundation. All benefits in accordance with the regulations are reinsured in their entirety with Bâloise within the framework of the corresponding contract. This pension solution reinsures the risks of disability, death and longevity with Bâloise. Bâloise invests the vested pension capital and provides a 100% capital and interest guarantee. This plan was not fully insured in the event of termination of the contract. Effective January 1, 2025, the Company changed the underlying pension plan from Baloise to Profond Vorsorgeeinrichtung ("Profond"). Profond does not provide a guarantee nor reinsure risks.

The standard retirement age is 65 for women and men. Employees are entitled to early retirement with a reduced old-age pension. The amount of the old-age pension is the result of multiplying the individual retirement savings account at the time of retirement by a conversion rate set out in the pension-fund rules. The retirement benefits can also be paid out in the form of a capital payment either in full or in part. The amount of disability pensions is determined as a percentage of the insured salary and is independent of the number of years of service.

The Company’s defined benefit obligations and the related defined benefit costs are determined at each balance sheet date by a qualified actuary using the Projected Unit Credit Method. The amount recognized in the consolidated balance sheet represents the present value of the projected benefit obligation reduced by the fair value of plan assets. Any surplus resulting from this calculation is limited to the present value of any economic benefits available in the form of refunds from the plans or reductions in future contributions to the plans.

Plan assets

As of December 31, 2025 and 2024, plan assets were $23.2 million and $17.9 million. As of December 31, 2025 the plan assets are accounted for at net asset value and at December 31, 2024, the plan assets are at fair value within Level 3 of the fair value hierarchy and included free funds and reserves such as fluctuation reserves and employer contribution reserves.

For the year ended December 31, 2025, service costs of $0.9 million are included in the respective compensation cost caption, and interest costs of $0.3 million and expected return on plan assets of $0.7 million are included in other (expense) income, net on the consolidated statement of operation and comprehensive income. The remeasurement of pension and postretirement benefit plan was $1.2 million as of December 31, 2025 within accumulated other comprehensive loss on the consolidated balance sheet.

Net defined benefit assets (liabilities) and their components are as follows:

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	Projected benefit obligation		Fair value of plan assets		Net defined benefit asset (liability)
	2025	2024	2025	2024	2025	2024
Balance as of January 1	$(22,608)	$(19,593)	$17,908	$17,109	$(4,700)	$(2,484)
Included in profit or loss
Current service cost	(908)	(607)	—	—	(908)	(607)
Past service cost	—	223	—	—	—	223
Interest (cost) income	(315)	(356)	—	310	(315)	(46)
Return on plan assets excluding interest income	—	—	746	—	746	—
Administrative cost	(32)	(30)	—	—	(32)	(30)
Effect of movements in exchange rates	54	1,399	—	(1,222)	54	177
Included in other comprehensive income					—
Actuarial gain (loss) arising from financial assumptions	346	(2,356)	—	—	346	(2,356)
Actuarial gain (loss) arising from other assumptions	(2,175)	(930)	—	—	(2,175)	(930)
Return on plan assets excluding interest income	—	—	2,991	523	2,991	523
Effect of movements in exchange rates	(2,983)	127	2,480	(53)	(503)	74
Other movements					—
Contributions paid by the employer	—	—	801	756	801	756
Contributions paid by the employees and plan participants	(700)	(1,780)	700	1,780	—	—
Benefits paid	2,462	1,295	(2,462)	(1,295)	—	—
Balance as of December 31	$(26,859)	$(22,608)	$23,164	$17,908	$(3,696)	$(4,700)

The defined benefit liability is attributed to the plans’ participants as follows:

- Active members: 94% for both 2025 and 2024

- Pensioners: 6% for both 2025 and 2024

Actuarial Assumptions

Principal actuarial assumptions at the reporting date (expressed as weighted averages):

	2025	2024
	%	%
Discount rate as of December 31	1.20	0.85
Future salary growth	1.00	1.00
Interest rate on the savings account	2.00	1.25
Price inflation	0.75	1.00
Social security increase	1.00	1.00
Future pension growth	—	—

Assumptions regarding future mortality are based on published statistics and mortality tables (BVG 2020 generational).

Changes in actuarial gains and losses in the projected benefit obligation are generally driven by discount rate movement. We use the corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of 10% of the larger of the projected benefit obligation or the fair value of plan assets are amortized on a straight-line basis.

Effect of the Plan on the Company’s Future Cash Flows

The Company expects to pay approximately $0.7 million in contributions to the funded defined benefit plan in 2026.

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On December 31, 2025 the weighted-average duration of the defined benefit obligation was 15.5 years (2024: 15.2 years).

Estimated future benefit payments during the next five years and in the aggregate for years 2026 through 2035 are as follows:

2026	$1,221
2027	1,012
2028	1,618
2029	1,424
2030	777
2031-2035	5,662

Termination liability

In 2023 the Company’s board of directors approved, as part of a reorganization plan in several departments of the Company, an employment termination of Company employees worldwide, with preferable terms.

In 2023, an expense related to payroll compensation due to this plan, in the amount of $2.1 million was recognized in Other (expense) income, net in the consolidated statements of operations and comprehensive loss. As of December 31, 2023 the remaining termination liability in the amount of $1.5 million was presented under other payables and was paid during 2024.

Note 13 – Leases

Information regarding the Company's material operating lease agreements is as follows:

Vehicle leases

The Company leases vehicles for approximately three-year periods from several different leasing companies and from time to time changes the number of leased vehicles according to its current needs. The leased vehicles are identified by means of license numbers and the vehicle’s registration, with the leasing companies not being able to switch vehicles, other than in cases of deficiencies. The leased vehicles are used by the Company’s headquarters staff, marketing and salespersons and other employees whose employment agreements include an obligation of the Company to put a vehicle at their disposal.

Office leases

The Company leases offices in Ness-Ziona, Israel for a contractual period of up to five years under a few different contracts for different floors used for offices, labs and manufacturing facilities. The contractual periods of the aforesaid lease agreements end in September 2026, November 2026 and July 2027. The Company also leases offices in Tel Aviv, Israel, for a contractual period of five years, which ends in March 2027, offices in Waltham, Massachusetts, U.S., for a contractual period of seven years, which ends in February 2029, in Munich, Germany for a contractual period of five years, which ends in December 2027 and, in Alkmaar and Goirle, Netherlands for a contractual period of five and seven years, which end in April 2028 and April 2029, respectively.

The lease payments in some of the Company’s leases in Israel and Germany are linked to the local consumer price indexes known on the lease’s date of inception.

The Company exited their previous U.S. headquarters at 300 5th Avenue, Waltham, Massachusetts and sublet the facility leading to a non-cash, pre-tax and after-tax impairment charge of $1.5 million recorded in the second quarter of 2025. The Company partially impaired an abandoned portion of the Markforged 60 Tower headquarters in Waltham, Massachusetts resulting in a non-cash, pre-tax and after-tax impairment charge of $5.7 million related to the operating lease right-of-use (“ROU”) asset recorded in the third quarter of 2025. The Company is currently seeking a sublease for this space.

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following summarizes information about the Company’s operating lease costs:

	For the year ended December 31,
($ in thousands)	2025	2024	2023
Operating lease costs	$5,729	$4,455	$4,809
Variable lease costs	2,235	249	268
Finance expense (income)	75	(220)	—
Total	$8,039	$4,484	$5,077

	For the year ended December 31,
($ in thousands)	2025	2024	2023
Operating cash flows for operating leases	$7,682	$4,524	$4,823
Weighted average remaining lease term	5.2	3.1	4.0
Weighted average discount rate	6.9%	6.9%	6.9%

Future minimum lease payments under the Company's operating leases for each of the following five years and thereafter are as follows as of December 31, 2025, excluding short-term leases:

($ in thousands)
Year ended December 31, 2026	$9,131
Year ended December 31, 2027	8,427
Year ended December 31, 2028	7,463
Year ended December 31, 2029	6,526
Year ended December 31, 2030	5,732
Thereafter	4,375
Total future lease payments	41,654
Less: Present value discount	(9,408)
Minimum lease payments	$32,246

Note 14 – Commitments and contingencies

From time to time, the Company may face legal claims or actions in the normal course of business. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that address accounting for contingencies. The Company expenses the costs related to its legal proceedings as incurred.

On September 20, 2024, Markforged entered into a settlement agreement with Continuous Composites related to previous litigation (the “Settlement Agreement”) to resolve all claims and counterclaims. Under the terms of the Settlement Agreement, Markforged made an initial upfront payment of $18 million to Continuous Composites on October 10, 2024, and is required to make three additional installment payments thereafter of $1 million, $2 million and $4 million in the fourth quarters of fiscal years 2025, 2026 and 2027, respectively. In consideration of such payments, the Settlement Agreement provides for a dismissal of all claims with prejudice, cross-licenses of the parties’ respective patent portfolios, a mutual release of claims for liabilities arising prior to the effective date of the Settlement Agreement and mutual covenants not to sue. The incremental amount due under the Settlement Agreement compared to the original verdict is determined to be representative of the amount attributable to the licensing of the patent rights contemplated under the Settlement Agreement and was recognized as an intangible asset of $5.5 million, after discount using a rate of 12%, to be amortized to cost of revenue over the 23 year life of the patents. Total amortization expense of $0.2 million was recognized from the period of acquisition through the year ended December 31, 2025, and included in cost of revenue. The Company paid $1.0 million during 2025 and the remaining future payments of $6.0 million under the Settlement Agreement as of December 31, 2025 are secured by the Security Agreement. The Company has recorded a settlement payable on the consolidated balance sheet of $5.0 million, of which $2.0 million is a current liability. The settlement payable will accrete $1.0 million over the remaining payment term recognized as interest expense. Interest expense related to settlement payable was $0.4 million for the period of acquisition through the year ended December 31, 2025.

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On July 8, 2025, Quinn Emanuel Urquhart & Sullivan, LLP (“Quinn”) filed a lawsuit against Nano Dimension Ltd. and Ofir Baharav (“Defendants”). Quinn alleges that Defendants tortiously interfered with Quinn’s contract with Desktop Metal, and prevented Desktop Metal from paying Quinn approximately $30.0 million. Quinn also asserts that Defendants are liable pursuant to an alleged attorney’s lien and engaged in unfair and deceptive practices, in violation of Massachusetts law. The case is pending in the Business Litigation Session of the Suffolk Superior Court in Massachusetts. Defendants moved to dismiss. That motion was fully briefed in February 2026, argued on March 16, 2026, and remains pending.

During the third quarter of 2025, certain former employees or vendors of the Company or its subsidiaries filed lawsuits alleging that the Company is in breach of certain agreements and are entitled to certain compensation and other benefits. During the fourth quarter of 2025, the Company settled various matters for a total payment of $2.2 million. While other matters are still ongoing, the Company believes that it is probable that some amount of loss has been incurred and has accrued approximately $1.1 million during the fourth quarter of 2025 as an estimated probable loss which is included as part of general and administrative operating expenses.

During the fourth quarter of 2025, Markforged processed a $1.4 million payment to an account believed to be controlled by one of our vendors, however it was subsequently discovered that this account was not owned by the vendor. The Company suspects that a threat actor gained access to a valid email account of the vendor and used this account to fraudulently change payment instructions. The Company has notified its insurance carrier and engaged breach counsel as well as a forensics partner to help with the investigation. Pending conclusion of the investigation, approximately $1.0 million has been accrued at December 31, 2025 as the estimated amount of probable loss which is included as part of general and administrative operating expenses.

Royalties to the Israel Innovation Authority (“IIA”):

Between the years 2014 to 2025, Nano Tech received several grants from the Israeli Innovation Authority (“IIA”), to finance development projects in an aggregate amount of up to $8.7 million, while the IIA share of financing the aforesaid amount was in a range of 30% to 85% of expenditures. As of December 31, 2025, Nano Tech received grants in the aggregate amount of $3.8 million. In consideration, Nano Tech undertook to pay the IIA royalties at the rate of 3% of the future sales up to the amount of the grants received. As of December 31, 2025, the maximum obligation with respect to the grants received from the IIA, contingent upon entitled future sales, is $2.2 million plus interest which may be increased, depending on the manufacturing volume that is performed outside Israel.

Note 15 – Income Tax

The components of the Company’s loss before income taxes from continuing operations are as follows:

	Year ended December 31,
	2025	2024	2023
Loss before income taxes:
Domestic	$(15,325)	$(83,768)	$(45,319)
Foreign	(92,232)	(15,693)	(11,694)
Total	$(107,557)	$(99,461)	$(57,013)

The components of income tax (benefit) expense from continuing operations are as follows:

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	Year ended December 31,
	2025	2024	2023
Current Provision
Federal	$3	$—	$—
State	—	—	—
Foreign	46	397	73
Total current expense	49	397	73
Deferred Benefit
Federal	—	—	—
State	—	—	—
Foreign	(7,251)	—	(11)
Total deferred benefit	(7,251)	—	(11)
Total income tax benefit	$(7,202)	$397	$62

The income tax benefit from continuing operations primarily relates to acquired deferred tax liabilities serving as a source of income to support recognition of certain existing deferred tax assets.

The overall effective tax rate from continuing operations differs from the statutory Israel tax rate as follows:

	Pretax Loss
	Year ended December 31, 2025
	Amount	Percent
Israel federal statutory tax rate	$(24,738)	23.0%
Foreign tax effects:
U.S.
Transaction costs	2,521	(2.3)%
Loss on investment	(41,239)	38.3%
Effect of rates different than statutory	5,031	(4.7)%
Change in valuation allowance	45,602	(42.4)%
Other	(101)	0.1%
Other	2,193	(2.0)%
Changes in valuation allowance	3,487	(3.2)%
Nontaxable or nondeductible items	68	(0.1)%
Other adjustments	(26)	0.0%
Effective tax rate	$(7,202)	6.7%

A reconciliation of the provision for income taxes to the amount computed by applying the 23% Israel statutory income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Pretax Loss
	Year ended December 31,
	2024	2023
Statutory tax rate in Israel	23.0%	23%
Nondeductible items	(4)%	(9)%
Change in valuation allowance	(19)%	(14)%
Effective tax rate	0.0%	0.0%

Significant components of the Company’s net deferred tax assets from continuing operations are as follows:

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	As of December 31,
	2025	2024
Deferred tax assets
Lease liability	$7,005	—
Research and development expenditures	3,908	6,464
Stock-based compensation	398	—
Reserves	1,369	—
Deferred revenue	177	—
Accrued expenses	371	436
Amortization	1,655	—
Inventory reserves	553	—
Interest	103	—
Long-term settlement payable	1,051	—
Litigation expenses	114	—
Unrealized losses on securities	21,460	21,065
Net operating losses	224,827	93,628
Capital losses	20,550	—
Research and development credits	11,751	—
Other credits	387	—
Gross deferred tax assets	295,679	121,593
Less: Valuation allowance	(284,063)	(121,593)
Deferred tax liabilities
Right-of-use assets	(5,073)	—
Deferred expenses	(122)	—
Acquired intangible assets	(3,611)	—
Other assets - license	(1,016)	—
Depreciation	(1,370)	—
Net deferred tax assets	$424	$—

As of December 31, 2025, the Company had net operating loss (NOL) carryforwards of $1.2 billion, capital loss carryforwards of $89.3 million and credit carryforwards of $13.1 million from continuing operations, as follows:

Jurisdiction	Attribute	Carryforward Amount	Expiration
Australia	NOL	$1	Indefinite
Germany	NOL	3,100	Indefinite
Hong Kong	NOL	400	Indefinite
Israel	NOL	360,600	Indefinite
Israel	Capital losses	89,300	Indefinite
Sweden	NOL	15,100	Indefinite
Switzerland	NOL	14,200	Beginning in 2025
United Kingdom	NOL	13,900	Indefinite
United Kingdom	R&D	100	Indefinite
US - Federal	NOL	15,000	Beginning in 2033
US - Federal	NOL	540,600	Indefinite
US - State	NOL	260,300	Various, beginning in 2026
US - Federal	R&D	7,900	Beginning in 2033
US - State	R&D	4,700	Beginning in 2032
US - State	Other credits	400	Beginning in 2026

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The federal, state and foreign net operating loss and research and development credit carryforwards from continuing operations may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards from continuing operations that can be utilized annually to offset future taxable income and tax, respectively. As of December 31, 2025, the Company has completed a 382 study for the Markforged, Inc. subsidiary, for ownership changes through April 25, 2025. Based on the Company's analysis, approximately $298.7 million of NOLs are subject to limitation, of which $15.0 million may expire unused. Approximately $7.9 million of R&D credits are subject to limitation, of which $7.9 million may expire unused.

Uncertain tax positions represent tax positions for which income tax reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of income tax expense. Reserves for uncertain tax positions from continuing operations as of December 31, 2025 are not material and would not impact the effective tax rate if recognized due to the valuation allowance maintained against the Company’s net deferred tax assets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. There are currently no pending income tax examinations. The Company is open to federal tax examination under statute from 2021 to present. The Company is open to tax examination in other jurisdictions from 2019 to present. Carryforward attributes from prior years may still be adjusted upon examination by federal, state and/or foreign tax authorities to the extent utilized in an open tax year or in future periods.

As of December 31, 2025, the Company has not provided for deferred income taxes on unremitted earnings of its foreign subsidiaries from continuing operations since these earnings are indefinitely reinvested. Upon distribution of such earnings in the form of dividends or otherwise, the Company could be subject to taxes. The Company’s foreign unremitted earnings from continuing operations is not material and, as such, any taxes attributable to such unremitted earnings would not be material.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets from continuing operations, which are primarily comprised of net operating losses, capital losses and research and development credits. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal, state and foreign deferred tax assets from continuing operations in excess of $0.3 million and, as a result, a valuation allowance of $284.1 million has been established at December 31, 2025.

The following table presents the changes in the balance of the Company’s deferred income tax asset valuation allowance:

	Year ended December 31,
	2025	2024
Balance at beginning of year	$121,593	$85,972
Additions due to expense	49,089	35,621
Additions due to acquisitions and other	113,381	—
Balance at end of year	$284,063	$121,593

On July 4, 2025, the United States Congress enacted The One Big Beautiful Bill Act (the “OBBBA”) which includes several significant corporate provisions, including the restoration of 100% bonus depreciation; the immediate expensing of domestic research and experimentation expenditures; modifications to the Section 163(j) interest limitations; and updates to the rules for global intangible low-taxes income and foreign-derived intangible income. The Company recognized the impacts of the OBBBA provisions in our financial results to the extent they are applicable to the year ended December 31, 2025.

Income Taxes – Discontinued Operations

In July 2025, Desktop Metal, Inc., a subsidiary of Nano Dimension, filed for Chapter 11 bankruptcy protection. As a result, the Company has classified the operations of Desktop Metal as discontinued operations in its consolidated financial statements for the year ended December 31, 2025. Due to the ongoing bankruptcy proceedings, the Company has been challenged to obtain the most recent and complete financial data from Desktop Metal’s custodian. To adequately disclose the relevant tax consequences,

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

management performed a sensitivity analysis using the preliminary and public information available from the bankruptcy process, including Desktop Metal’s estimated financial position and tax attributes.

Based on this analysis, the Company concluded that the wind-down and disposal of the Desktop Metal business will not result in any material income tax consequences to Nano Dimension, and no cash taxes are expected to be payable by the Company in connection with these discontinued operations. In the year ended December 31, 2025, no significant income tax expense or benefit was recorded in the Company’s consolidated financial statements related to the discontinued operations of Desktop Metal, reflecting management’s determination that any potential tax impacts are not material. The Company will continue to monitor the resolution of Desktop Metal’s bankruptcy proceedings and will update its tax assessments in future periods if new information indicates a material change in this conclusion.

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 16 – Segments

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.

The CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis using adjusted EBITDA.

Adjusted EBITDA is a non-GAAP measure defined as earnings before interest income and expense, income tax (benefit) expense, depreciation and amortization, share-based compensation expense, exchange rate differences, finance expenses (income) for revaluation of assets and liabilities, Desktop Metal litigation related expenses, Desktop Metal and Markforged transaction related expenses, restructuring costs, impact of deconsolidation, impairment losses, litigation settlements and contingencies and step-up amortization from purchase accounting. We believe that Adjusted EBITDA and operating expenses, as described above, should also be useful in evaluating the performance of our business. Like EBITDA, Adjusted EBITDA facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting other financial expenses (income), net), and the age and depreciation charges and amortization of fixed and intangible assets, respectively (affecting relative depreciation and amortization expense, respectively), as well as from share-based payments, restructuring costs, impairment losses, and step-up amortization from purchase accounting. Adjusted EBITDA and operating expenses are useful to an investor in evaluating our operating performance because it is widely used by investors, securities analysts and other interested parties to measure a company’s operating performance without regard to non-cash items, such as expenses related to share-based payments.

There is not any revenue, expense, or asset information, that is supplemental to those disclosed in these consolidated financial statements or below, that are regularly provided to the CODM for evaluation of the single operating segment. The adjusted EBITDA reconciliations for the years ended as of December 31, 2025, 2024, and 2023 are as follow:

For the Year Ended December 31, 2025
Operating Segment
Net loss from continuing operations	$(64,216)
Income tax (benefit) expense	(7,202)
Depreciation and amortization	7,170
Interest income and expense, net	971
EBITDA (loss)	(63,277)
Exchange rate differences	(206)
Share-based compensation expense	3,459
Restructuring costs	1,666
Impairment losses	10,516
Acquisition inventory step-up amortization	10,661
Expected return on pension plan assets	(711)
Segment adjusted EBITDA (loss) from continuing operations	$(37,892)

Reconciliation of segment adjusted EBITDA (loss) from continuing operations:
Operating segment adjusted EBITDA (loss) from continuing operations	$(37,892)
Corporate reconciling items:
Net loss from continuing operations(1)	(36,139)
Depreciation and amortization	263
Interest income and expense, net	(24,636)
Finance expenses (income) from revaluation of assets and liabilities	2,056
Exchange rate differences	(10,558)
Share-based compensation expense	1,471
Desktop Metal litigation related expenses	31,046
Desktop Metal and Markforged transaction related expenses	10,614
Restructuring costs	5,915
Litigation settlements and contingencies	4,621
Adjusted EBITDA (loss) from continuing operations	$(53,239)

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1) Net loss from continuing operations in corporate adjustments relate to those costs incurred at the parent company level, such as financing gains and losses, gains and losses on marketable securities, and corporate overhead costs inclusive of public company costs, legal, corporate headcount, and real estate related costs.

For the Year Ended December 31, 2024
Operating Segment
Net loss from continuing operations	$(55,725)
Income tax (benefit) expense	397
Depreciation and amortization	2,408
EBITDA (loss)	(52,920)
Finance expenses (income) from revaluation of assets and liabilities	87
Exchange rate differences	(589)
Share-based compensation expense	7,296
Exceeded compensation for damaged inventory and fixed assets	(486)
Segment adjusted EBITDA (loss) from continuing operations	$(46,612)

Reconciliation of segment adjusted EBITDA (loss) from continuing operations:
Operating segment adjusted EBITDA (loss) from continuing operations	$(46,612)
Corporate reconciling items:
Net loss from continuing operations(1)	(44,133)
Depreciation and amortization	234
Interest income and expense, net	(42,573)
Finance expenses (income) from revaluation of assets and liabilities	52,257
Exchange rate differences	1,074
Share-based compensation expense	8,425
Desktop Metal and Markforged transaction related expenses	6,452
Impairment losses	1,283
Adjusted EBITDA (loss) from continuing operations	$(63,593)

For the Year Ended December 31, 2023
Operating Segment
Net loss from continuing operations	$(25,873)
Income tax (benefit) expense	62
Depreciation and amortization	1,753
EBITDA (loss)	(24,058)
Finance expenses (income) from revaluation of assets and liabilities	335
Exchange rate differences	(56)
Share-based compensation expense	12,296
Exceeded compensation for damaged inventory and fixed assets	(2,038)
Segment adjusted EBITDA (loss) from continuing operations	$(13,521)

Reconciliation of segment adjusted EBITDA (loss) from continuing operations:
Operating segment adjusted EBITDA (loss) from continuing operations	$(13,521)
Corporate reconciling items:
Net loss from continuing operations(1)	(31,202)
Depreciation and amortization	219
Interest income and expense, net	(45,904)
Exchange rate differences	(23,468)
Share-based compensation expense	(1,666)
Desktop Metal litigation related expenses	9,814
Exceeded compensation for damaged inventory and fixed assets	411
Adjusted EBITDA (loss) from continuing operations	$(105,317)

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Revenue generated from customers within the Company’s country of domicile, Israel, amounted to $0.4 million, $0.2 million and $0.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. Sales to external customers are made around the globe. Our Fused Filament Fiber product line primarily sells products and services in the United States. Location of sale is determined based on the shipping address.

The Company’s long-lived assets, inclusive of right-of-use assets, are primarily located in the United States, where the Company’s headquarters and primary operations are now located, and Switzerland representing 66% and 18% of the balance as of December 31, 2025, respectively. The Company’s long-lived assets, inclusive of right-of-use assets, within the Company’s country of domicile, Israel, is 8% as of December 31, 2025.

Note 17 – Net Profit (Loss) Per Share

The Company computes basic net profit (loss) per share using net profit (loss) attributable to the Company’s common shareholders and the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive. The Company does this through the treasury stock method. The calculations presented below represent the basic and diluted net profit (loss) per share for all classes of securities.

	For the year ended December 31,
	2025	2024	2023
Numerator:
Net loss from continuing operations	$(100,355)	$(99,858)	$(57,075)
Net loss from discontinued operations	(193,263)	—	—
Less: Net loss attributable to non-controlling interests	(323)	(1,029)	(1,110)
Net loss attributable to common shareholders	$(293,295)	$(98,829)	$(55,965)
Denominator:
Weighted-average shares outstanding - Basic	215,742	218,311	248,019
Add: Weighted average unvested options and warrants outstanding	—	—	—
Add: Dilutive effect of restricted units issued	—	—	—
Weighted-average shares outstanding - Diluted	215,742	218,311	248,019
Net loss per common share:
Basic and Diluted
Continuing operations attributable to common shareholders	$(0.46)	$(0.45)	$(0.23)
Discontinued operations	$(0.90)	$—	$—
Net loss attributable to common shareholders	$(1.36)	$(0.45)	$(0.23)

For the years ended December 31, 2025, 2024 and 2023, the Company was in a net loss position, thus the effect of potentially dilutive securities was excluded from the denominator for the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

	For the year ended December 31,
	2025	2024	2023
Unvested or unexercised option awards	298,334	2,627,095	4,039,537
Unvested RSUs	6,222,034	10,893,388	12,468,235
Warrants	29,242,103	34,817,626	36,465,771
Total	35,762,471	48,338,109	52,973,543

NANO DIMENSION LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 18 – Subsequent Events

In February 2026, the Company entered into a rights agreement, or the Rights Plan. The Rights Plan was designed to reduce the likelihood that any entity, person or group would gain control of, or significant influence over the Company. The Rights Plan will expire on February 1, 2027.