Form 10-Q
period 2026-03-31
Nano Dimension Ltd.
filed 2026-05-07
CIK 1643303

pro

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Ordinary Shares outstanding as of May 5, 2026 was 209,208,591.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this Quarterly Report on Form 10-Q may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Forward-looking statements are often characterized by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” “should,” “intend,” “project” or other similar words, but are not the only way these statements are identified.

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
•
litigation; and
•
those factors referred to in “PART I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Quarterly Report on Form 10-Q generally.

Readers are urged to carefully review and consider the various disclosures made throughout this Quarterly Report on Form 10-Q which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

You should not put undue reliance on any forward-looking statements. Any forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the SEC including under the sections entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2026.

i

ii

NANO DIMENSION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$355,278	$204,672
Bank deposits	8,781	168,997
Marketable equity securities	75,719	84,154
Restricted bank deposits	594	123
Trade receivables, net of allowance for doubtful accounts ($939 and $861, respectively)	22,700	26,047
Inventory	31,703	32,878
Other current assets	10,622	8,938
Total current assets	505,397	525,809
Restricted bank deposits	1,254	1,610
Property, plant and equipment, net	23,621	24,840
Operating lease right-of-use assets	22,487	23,789
Deferred tax assets	424	424
Goodwill	—	40,388
Intangible assets, net	18,313	19,434
Other assets	1,711	1,930
Total assets	$573,207	$638,224
Liabilities and Equity
Current liabilities:
Trade payables	$12,974	$11,999
Accrued liabilities	21,083	19,514
Deferred revenue	13,250	11,873
Current portion of lease liability	8,604	8,923
Current portion of bank loan	156	158
Total current liabilities	56,067	52,467
Employee benefits	3,666	3,697
Operating lease right-of-use liabilities	21,563	23,323
Bank loan	117	158
Long-term settlement payable	3,124	2,974
Long-term deferred revenue	3,226	3,617
Total liabilities	87,763	86,236
Commitments and contingencies (Note 11)
Equity:
Share capital of NIS 5 par value each; 500,000,000 ordinary shares authorized; 207,986,287 and 206,811,875 shares outstanding as of March 31, 2026 and December 31, 2025, respectively, and 280,480,934 and 279,306,522 shares issued as of March 31, 2026 and December 31, 2025, respectively.	418,969	417,084
Additional paid-in capital	1,298,363	1,297,323
Treasury stock	(192,507)	(192,507)
Accumulated other comprehensive income	1,241	1,048
Accumulated loss	(1,040,622)	(970,960)
Total equity	485,444	551,988
Total liabilities and equity	$573,207	$638,224

See Notes to Condensed Consolidated Financial Statements.

NANO DIMENSION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share data) (Unaudited)

	Three months ended March 31,
	2026	2025
Revenue:
Product	$22,931	$11,679
Service	6,794	2,722
Total revenue	29,725	14,401
Cost of revenue:
Product	14,222	7,081
Service	3,376	1,479
Total cost of revenue	17,598	8,560
Gross profit	12,127	5,841
Operating expenses:
Research and development	8,204	5,944
Sales and marketing	9,692	5,644
General and administrative	15,209	5,667
Restructuring	3,127	1,180
Desktop Metal litigation	—	28,069
Impairment losses	40,388	1,229
Operating loss	(64,493)	(41,892)
(Loss) gain on investment in marketable equity securities	(8,435)	8,726
Finance income	3,512	9,320
Finance expense	(246)	(1,679)
Loss before income taxes	(69,662)	(25,525)
Income tax expense	—	(23)
Net loss	(69,662)	(25,548)
Less: Net loss attributable to non-controlling interests	—	(236)
Net loss attributable to common shareholders	$(69,662)	$(25,312)

Net loss attributable to common shareholders:
Basic and diluted	$(0.34)	$(0.12)

Weighted average common shares outstanding, basic and diluted	207,504	216,462
Net loss	$(69,662)	$(25,548)
Other comprehensive income:
Foreign currency translation adjustment	193	593
Comprehensive loss	(69,469)	(24,955)
Less: Comprehensive loss attributable to non-controlling interests	—	(224)
Comprehensive loss attributable to common shareholders	$(69,469)	$(24,731)

See Notes to Condensed Consolidated Financial Statements.

NANO DIMENSION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands) (Unaudited)

	Share Capital	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Non- Controlling Interests	Total Equity
December 31, 2024	$409,145	$1,297,348	$(167,651)	$(1,137)	$(677,665)	$860,040	$715	$860,755
Net loss	—	—	—	—	(25,312)	(25,312)	(236)	(25,548)
Comprehensive income for the period	—	—	—	581	—	581	12	593
Exercise of warrants, options and vesting of RSUs	1,828	(1,828)	—	—	—	—	—	—
Share-based compensation expense	—	(786)	—	—	—	(786)	—	(786)
March 31, 2025	410,973	1,294,734	(167,651)	(556)	(702,977)	834,523	491	835,014

December 31, 2025	417,084	1,297,323	(192,507)	1,048	(970,960)	551,988	—	551,988
Net loss	—	—	—	—	(69,662)	(69,662)	—	(69,662)
Comprehensive income for the period	—	—	—	193	—	193	—	193
Exercise of warrants, options and vesting of RSUs	1,885	(1,885)	—	—	—	—	—	—
Share-based compensation expense	—	2,925	—	—	—	2,925	—	2,925
March 31, 2026	$418,969	$1,298,363	$(192,507)	$1,241	$(1,040,622)	$485,444	$—	$485,444

See Notes to Condensed Consolidated Financial Statements.

NANO DIMENSION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net loss	$(69,662)	$(25,548)
Adjustments:
Depreciation, amortization and non-cash lease interest	3,701	574
Impairment losses	40,388	1,229
Changes in fair value of equity securities	8,435	(8,726)
Share-based compensation expense	2,925	(786)
Changes in assets and liabilities:
(Increase) decrease in inventory	425	340
(Increase) in other current assets	(1,500)	(371)
Decrease (increase) in trade receivables	3,258	(2,881)
Increase (decrease)in other payables	1,609	(4,026)
(Decrease) increase in employee benefits	(20)	38
Increase in trade payables	1,019	26,362
Other	2,343	6,316
Net cash used in operating activities	(7,079)	(7,479)
Cash flow relating to investing activities
Change in bank deposits	157,651	177,395
Purchase of property plant and equipment	(167)	(295)
Net cash from investing activities	157,484	177,100
Cash flow relating to financing activities
Repayment long-term bank debt	(41)	(35)
Net cash used in financing activities	(41)	(35)
Increase in cash, cash equivalents and restricted cash	150,364	169,586
Effect of exchange rate fluctuations on cash	357	204
Cash, cash equivalents and restricted cash at beginning of the period	206,405	318,474
Cash, cash equivalents and restricted cash at end of the period	$357,126	$488,264

Supplemental disclosures of cash flow information
Cash and cash equivalents	$355,278	487,438
Restricted cash in restricted deposits, current	594	60
Restricted cash in restricted deposits, non-current	1,254	766
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$357,126	$488,264

Non-cash operating and investing activity
Lease liabilities arising from obtaining right-of-use assets	—	119
Supplemental disclosure of cash flow information
Income taxes paid during the year	—	60
See Notes to Condensed Consolidated Financial Statements.

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data) (Unaudited)

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

Material events in the reporting period

Conflicts in the Middle East

On February 28, 2026, the U.S. and Israel initiated air strikes against Iranian military targets and leadership. Since then, retaliation by Iran against U.S. and Israeli interests in the Middle East has been widespread. As of the date of the filing of this Quarterly Report on Form 10-Q, military activity and hostilities continue to escalate in the Middle East, and the situation throughout the region remains volatile, with the potential for continued escalation into a broader and more sustained regional conflict.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial information for the interim periods presented reflects all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. Certain reclassifications have been made to prior year presentation to conform to current year presentation.

Fair Value Measurements

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company measures investment in marketable equity securities at fair value on the condensed consolidated statements of operations and comprehensive loss.

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$6,925	$—	$—	$6,925
Bank deposits	334,415	—	—	334,415
Marketable equity securities	75,719	—	—	75,719
Total assets measured at fair value	$417,059	$—	$—	$417,059

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$8,403	$—	$—	$8,403
Bank deposits	339,851	—	—	339,851
Marketable equity securities	84,154	—	—	84,154
Total assets measured at fair value	$432,408	$—	$—	$432,408

There were no transfers between fair value levels during 2026 and 2025.

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

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on its disclosures in the condensed consolidated financial statements.

In December 2025, the FASB issued ASU-2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities" which establishes authoritative guidance on the accounting for government grants received by business entities. The guidance is effective for annual periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently assessing the impact ASU 2025-11 will have on the Company's interim condensed consolidated financial statements.

Note 3 - Allowance for doubtful accounts

The following is a summary of the activity of the Company’s allowance for doubtful accounts:

	Three months ended March 31,
	2026	2025
Beginning balance	$861	$811
Provisions	74	111
Write-offs	—	—
Foreign currency adjustment	4	1
Ending balance	$939	$923

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 4 – Other current assets

Other current assets consist of the following:

	March 31,	December 31,
	2026	2025
Government authorities	$3,094	$2,767
Prepaid expenses	6,119	4,363
Other	1,409	1,808
Other current assets	$10,622	$8,938

Note 5 – Inventory

Inventory consists of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$10,503	$10,659
Work in progress	4,724	3,803
Finished goods	16,476	18,416
Inventory	$31,703	$32,878

Note 6 – Property, plant and equipment, net

The composition of property, plant and equipment, net is as follows:

	March 31,	December 31,
	2026	2025
Machinery, equipment and vehicles	25,203	$24,830
Computer hardware and software	8,422	8,416
Furniture and fixtures	2,533	2,548
Leasehold improvements	17,246	16,839
Buildings	7,121	7,185
Other	49	630
Total	60,574	60,448
Less: Accumulated depreciation	(36,953)	(35,608)
Property, plant and equipment, net	$23,621	$24,840

Note 7 – Goodwill and Intangible Assets

Goodwill

The following table represents the change in the carrying value of goodwill for the three months ended March 31, 2026:

Activity
Balance as of December 31, 2025	$40,388
Impairment of Markforged Goodwill	(40,388)
Balance as of March 31, 2026	$—

As a result of our ongoing strategic review process, there was an indicator of value for the Markforged FFF product line that was a triggering event for a goodwill impairment review. As a result, the Company conducted a goodwill impairment review and it was determined that the entire Markforged FFF product line goodwill balance was impaired as of March 31, 2026.

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Intangible assets, net

The following table displays intangible assets, net by major class:

	March 31, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Technology	$13,636	$(2,082)	$11,554	$13,636	$(1,519)	$12,117
Mutual licensing under settlement agreement	5,320	(220)	5,100	5,320	(156)	5,164
Trademark	1,811	(1,660)	151	1,811	(1,207)	604
Customer relationships	1,660	(152)	1,508	1,660	(111)	1,549
Intangible assets	$22,427	$(4,114)	$18,313	$22,427	$(2,993)	$19,434

The Company recognized amortization expense of intangible assets as follows:

	Three months ended March 31,
	2026	2025
Cost of revenue	$578	$80
Operating expenses	494	—
Total	$1,072	$80

Expected resulting revenue is the basis for the economic pattern used to determine the amortization schedule of technology and customer relationships. Trademark intangible amortization is based on the term in which the Company anticipates using the asset. Amortization related to technology and mutual licensing under a settlement agreement are recorded to cost of revenue on the condensed consolidated statements of operations and comprehensive loss. Amortization related to trademarks and customer relationships are recorded in sales and marketing expense on the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2026, estimated amortization expense for intangible assets for each of the next five fiscal years and thereafter is expected to be as follows:

For the Years Ended December 31,	Estimated Amortization Expense
2026 (remaining nine months)	$2,155
2027	2,673
2028	2,673
2029	2,673
2030	2,673
Thereafter	5,466
Total intangible assets, net	$18,313

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 8 – Accrued liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2026	2025
Employees and related liabilities	$7,654	$7,589
Professional services	2,533	2,209
Government authorities	2,210	2,870
Contingencies	3,268	2,123
Current portion of settlement payable	2,000	2,000
Other	3,418	2,723
Accrued liabilities	$21,083	$19,514

Note 9 – Equity

Share capital activity was as follows (in thousands of shares of NIS 5 par value per share):

	Ordinary shares
	2026	2025
Shares outstanding as of January 1	206,812	215,777
Exercise of share options and vesting of RSUs during the period	1,174	1,315
Shares outstanding as of March 31	207,986	217,092

Rights Plan

In January 2024, the Company entered into a rights agreement, or the Original Rights Plan. The Original Rights Plan was designed to reduce the likelihood that any entity, person or group would gain control of, or significant influence over the Company. The Original Rights Plan expired on January 25, 2025.

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

Of these outstanding awards, as of March 31, 2026, 290,834 options to purchase ordinary shares were vested and exercisable.

Stock options

The share options vest over a period of four years. The share options will be exercisable, in consideration of an exercise price, until the earlier of (a) the anniversary of the vesting date of such options, or (b) 90 days from the end of employment date.

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

A summary of the Company’s stock option activity and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average intrinsic value
Outstanding on December 31, 2025	298,334	$3.57	$0.02
Granted	—	—	—
Exercised	—	—	—
Forfeited and expired	—	—	—
Outstanding on March 31, 2026	298,334	3.57	0.03
Exercisable as of March 31, 2026	290,834	3.59	0.03

The total intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 were none and $0.1 million, respectively.

The weighted average remaining contractual life of the outstanding options is 2.4 years as of March 31, 2026.

Restricted stock units (“RSU”)

A summary of the Company’s RSU activity is as follows:

		Weighted
		average
	Number of Units	grant price
Outstanding on December 31, 2025	6,222,034	$1.86
Granted	1,081,040	1.56
Vested	(1,174,412)	2.21
Forfeited	(96,971)	1.82
Outstanding on March 31, 2026	6,031,691	$1.75

The weighted average fair values at grant date of RSUs granted for the three months ended March 31, 2026 and 2025 were $1.56 and $2.26 per share, respectively.

The total fair value of shares vested during the three months ended March 31, 2026 and 2025 was $3.0 million and $1.3 million, respectively. As of March 31, 2026, there were 927,833 RSUs that were vested but not issued and outstanding due to timing. As such, these shares are excluded from the vested amount in the above table and are included as outstanding RSUs.

As of March 31, 2026, the Company had approximately $7.2 million of unrecognized compensation expense related to non-vested stock options and non-vested RSU’s, expected to be recognized over a weighted average period of 1.6 years.

Warrants

A summary of the Company’s warrants activity and related information is as follows:

Weighted
average
		Weighted	remaining
		average	contractual
		exercise	life (in
	Warrants	price	years)
Outstanding on December 31, 2025	29,242,103	$5.96	1.60
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and exercisable as of March 31, 2026	29,242,103	$5.96	1.60

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of March 31, 2026, the outstanding warrants include 27,742,103 Series B warrants issued to Stern YOI Ltd. Partnership in August 2020 to purchase Ordinary Shares at an exercise price of $6.16 per ADS and expiring in August 2027. Stern YOI Ltd. Partnership is a Nevada limited partnership. Mr. Yoav Stern, former Chief Executive Officer of Nano Dimension Ltd., is a managing member of Stern YOI Ltd. Partnership. In September 2020, the Company issued 1,500,000 warrants to purchase 1,500,000 ADSs to the Company’s former director, Mr. Yaron Eitan, in consideration of $150,000. The warrants have an exercise price of $2.25 per ADS and will expire in September 2027.

Stock-Based Compensation

Stock-based compensation expense related to stock options and RSUs is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$158	$246
Research and development expenses	478	69
Sales and marketing expenses	200	323
General and administrative expenses	2,089	(1,424)
	$2,925	$(786)

Note 10 – Revenue

The Company has one operating and reportable segment, which generates revenue via industrial manufacturing solutions of multi-disciplinary technology - combining hardware, software, and materials science.

Revenue per geographical location is as follows:

	Three months ended March 31,
	2026	2025
Americas	$12,256	$4,756
APAC	4,695	1,490
EMEA	12,774	8,155
Total revenue	$29,725	$14,401

The following table disaggregates the Company's revenue by the timing of transfer of products or services:

	Three months ended March 31,
	2026	2025
Services transferred over time	$5,093	$1,387
Goods transferred at a point in time	24,632	13,014
Total revenue	$29,725	$14,401

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

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company recognized $4.2 million of revenue during the three months ended March 31, 2026 from deferred revenue as of December 31, 2025. The Company recognized $1.0 million of revenue during the three months ended March 31, 2025 from deferred revenue as of December 31, 2024.

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $12.3 million to be recognized in the remainder of 2026, $2.8 million in 2027, $1.0 million in 2028, and $0.4 million thereafter. These deferred revenues are included within other long-term liabilities on the condensed consolidated balance sheets.

Note 11 – Commitments and contingencies

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

On September 20, 2024, Markforged entered into a settlement agreement with Continuous Composites related to previous litigation (the “Settlement Agreement”) to resolve all claims and counterclaims. Under the terms of the Settlement Agreement, Markforged made an initial upfront payment of $18 million to Continuous Composites on October 10, 2024, and is required to make three additional installment payments thereafter of $1 million, $2 million and $4 million in the fourth quarters of fiscal years 2025, 2026 and 2027, respectively. In consideration of such payments, the Settlement Agreement provides for a dismissal of all claims with prejudice, cross-licenses of the parties’ respective patent portfolios, a mutual release of claims for liabilities arising prior to the effective date of the Settlement Agreement and mutual covenants not to sue. The incremental amount due under the Settlement Agreement compared to the original verdict is determined to be representative of the amount attributable to the licensing of the patent rights contemplated under the Settlement Agreement and was recognized as an intangible asset of $5.5 million, after discount using a rate of 12%, to be amortized to cost of revenue over the 23 year life of the patents. Total amortization expense of $0.2 million was recognized from the period of acquisition through the year ended December 31, 2025, and included in cost of revenue. The Company paid $1.0 million during 2025 and the remaining future payments of $6.0 million under the Settlement Agreement as of December 31, 2025 are secured by the Security Agreement. The Company has recorded a settlement payable on the condensed consolidated balance sheet of $5.0 million, of which $2.0 million is a current liability. The settlement payable will accrete $1.0 million over the remaining payment term recognized as interest expense. Interest expense related to settlement payable was $0.1 million for the three months ended March 31, 2026.

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

During the third quarter of 2025, certain former employees or vendors of the Company or its subsidiaries filed lawsuits alleging that the Company is in breach of certain agreements and are entitled to certain compensation and other benefits. While other matters are still ongoing, the Company believes that it is probable that some amount of loss has been incurred and has accrued approximately $2.2 million, including an increase of $1.1 million during the first quarter of 2026 as an estimated probable loss which is included as part of general and administrative operating expenses.

During the fourth quarter of 2025, Markforged processed a $1.4 million payment to an account believed to be controlled by one of our vendors, however it was subsequently discovered that this account was not owned by the vendor. The Company suspects that a threat actor gained access to a valid email account of the vendor and used this account to fraudulently change payment instructions. The Company has notified its insurance carrier and engaged breach counsel as well as a forensics partner to help with the investigation. Pending conclusion of the investigation, approximately $1.0 million has been accrued at December 31, 2025 and March 31, 2026 as the estimated amount of probable loss which is included as part of general and administrative operating expenses.

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 12 – Income Tax

The Company’s effective tax rate was 0.0% for the three months ended March 31, 2026 and 2025. The reconciliation between the Israel statutory federal income tax rate of 23% and the effective tax rate primarily reflects pre-tax losses incurred in domestic and foreign jurisdictions for which no tax benefit was recognized due to a valuation allowance recorded against the majority of deferred tax assets. The Company maintained a valuation allowance against its deferred tax assets as of both March 31, 2026 and December 31, 2025.

Note 13 – Segments

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

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

There is not any revenue, expense, or asset information, that is supplemental to those disclosed in these condensed consolidated financial statements or below, that are regularly provided to the CODM for evaluation of the single operating segment. The adjusted EBITDA reconciliations for the three months ended March 31, 2026 and 2025 are as follow:

For the Three Months Ended March 31, 2026
Operating Segment
Net loss	$(53,456)
Depreciation and amortization	2,361
Interest income and expense, net	211
EBITDA (loss)	(50,884)
Exchange rate differences	(206)
Share-based compensation expense	917
Impairment losses	40,388
Acquisition inventory step-up amortization	616
Segment adjusted EBITDA (loss)	$(9,169)

Reconciliation of segment adjusted EBITDA (loss):
Operating segment adjusted EBITDA (loss)	$(9,169)
Corporate reconciling items:
Net loss(1)	(16,206)
Depreciation and amortization	71
Interest income and expense, net	(3,642)
Finance expenses (income) from revaluation of assets and liabilities	8,434
Exchange rate differences	346
Share-based compensation expense	2,008
Desktop Metal and Markforged transaction related expenses	556
Restructuring costs	3,127
Litigation, settlements, and contingencies	1,951
Adjusted EBITDA (loss)	$(12,524)

(1) Net loss in corporate adjustments relate to those costs incurred at the parent company level, such as financing gains and losses, gains and losses on marketable securities, and corporate overhead costs inclusive of public company costs, legal, corporate headcount, and real estate related costs.

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

For the Three Months Ended March 31, 2025
Operating Segment
Net loss	$(11,000)
Income tax (benefit) expense	23
Depreciation and amortization	513
EBITDA (loss)	(10,464)
Exchange rate differences	239
Share-based compensation expense	705
Impairment losses	1,229
Segment adjusted EBITDA (loss)	$(8,291)

Reconciliation of segment adjusted EBITDA (loss):
Operating segment adjusted EBITDA (loss)	$(8,291)
Corporate reconciling items:
Net loss(1)	(14,548)
Depreciation and amortization	61
Interest income and expense, net	(9,309)
Finance expenses (income) from revaluation of assets and liabilities	(8,726)
Exchange rate differences	1,400
Share-based compensation expense	(1,491)
Desktop Metal litigation related expenses	28,069
Desktop Metal and Markforged transaction related expenses	1,515
Restructuring costs	1,180
Adjusted EBITDA (loss)	$(10,140)

Note 14 – Net Profit (Loss) Per Share

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

	Three months ended March 31,
	2026	2025
Numerator:
Net loss	$(69,662)	$(25,548)
Less: Net loss attributable to non-controlling interests	—	(236)
Net loss attributable to common shareholders	$(69,662)	$(25,312)
Denominator:
Weighted-average shares outstanding - Basic	207,504	216,462
Add: Weighted average unvested options and warrants outstanding	—	—
Add: Dilutive effect of restricted units issued	—	—
Weighted-average shares outstanding - Diluted	207,504	216,462
Net loss per common share:
Basic and Diluted
Net loss attributable to common shareholders	$(0.34)	$(0.12)

For the three months ended March 31, 2026 and 2025, the Company was in a net loss position, thus the effect of potentially dilutive securities was excluded from the denominator for the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	For the three months ended March 31,
	2026	2025
Unvested or unexercised option awards	298,334	2,465,035
Unvested RSUs	6,031,691	8,883,576
Warrants	29,242,103	33,680,126
Total	35,572,128	45,028,737

Note 15 – Subsequent Events

On April 6, 2026, the Company announced the sale of its additively manufactured electronics (AME) product line and their previously discontinued Fabrica product line to Inspira Technologies OXY B.H.N. Ltd. (“Inspira”). The total consideration payable in connection with the transaction is up to $12.5 million, consisting of a $2.0 million upfront cash payment, and up to $10.5 million of deferred payments tied to the future performance of the product lines over the next twelve months. Inspira assumed operational control of the product lines effective immediately. Completion of the transaction remains subject to the receipt of customary regulatory approvals. The Company has determined that the carrying value of the assets sold approximates the estimated fair value of the consideration. Accordingly, the Company does not expect to recognize a material gain or loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current expectations of management that involve risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 31, 2026, particularly in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections.

Overview

We engage in industrial manufacturing solutions of multi-disciplinary technology - combining hardware, software, and materials science. These solutions are used for design-to-manufacturing of electronics and mechanical parts by advanced industrial customers in aerospace, defense, automotive, electronics, medical, research and academia, as well as government organizations.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $29.7 million and $14.4 million for the three months ended March 31, 2026 and 2025, respectively, and incurred net losses of $69.6 million, inclusive of $40.4 million of goodwill impairment, and $25.5 million, respectively, for those same periods. As of March 31, 2026, we had an accumulated loss of $1,040.6 million and cash, cash equivalents, bank deposits and marketable securities of $439.8 million. We expect to continue to incur operating losses over the next twelve months while we continue to evaluate our business operations for opportunities to improve performance.

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

General and administrative

General and administrative expenses consist of payroll and related expenses for our executive leadership and finance, human resources and IT departments, professional services, share-based compensation expenses, legal fees, transaction costs, depreciation, travel expenses, office expenses, facilities costs as well as other general and administrative expenses.

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

Impairment losses

Consists of impairment expenses related to the impairment of goodwill, right-of-use assets, disposal of property, plant, and equipment, and intangible assets.

(Loss) gain on investment in marketable equity securities

Consists of the revaluation of our investment in Stratasys, which is measured at fair value.

Finance income

Finance income includes bank interest earned on deposits, exchange rate differences, revaluation of financial assets and liabilities through profit and loss.

Finance expense

Finance expense exchange rate differences, revaluation of financial assets and liabilities through profit and loss, revaluation of government grant liabilities, and interest related to the Continuous Composites settlement that will accrete $1.8 million of interest over the payment term.

Income tax expense

We have historically recorded an immaterial income tax expense each year since our inception due to ongoing operating losses.

Fiscal Year 2025 Acquisitions and Subsequent Bankruptcy

On April 2, 2025, we acquired Desktop Metal, a provider of industrial-grade 3D printers, materials, and software. The acquisition of Desktop Metal was expected to generate operational synergies, while expanding our customer base and global market presence across key industries. On July 28, 2025, Desktop Metal filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code and all income producing assets were sold in the third quarter of 2025. The purchase price of Desktop Metal was $180.3 million. The acquisition was funded through available cash.

The condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2025 includes impairment of the asset group of $139.4 million and loss from operations for the period of acquisition through the date that the bankruptcy plan was approved of $53.9 million, which are both included within net loss from discontinued operations.

On April 25, 2025, we acquired Markforged, a provider of cloud-based software products (including its software enabled platform, the Digital Forge) and hardware products, including precise and reliable 3D printers, proprietary metal and composite materials to bring industrial production to the point of need on the factory floor. Taking control of Markforged is expected to enable us to access Markforged’s additive manufacturing technology, facilitating a broader, more integrated product portfolio. The purchase price of Markforged was $116.2 million. The acquisition was funded through available cash.

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and requires management’s subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to our critical accounting policies since December 31, 2025. For a description of our critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to Note 2, “Summary of Significant Accounting Policies” included in Part II, Item 8, “Financial Statements and Supplementary Data” to the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Recent accounting pronouncements

Refer to Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the recent accounting pronouncements that we have adopted and have not yet adopted.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

Revenue and Net Loss

The following table presents consolidated revenue and net loss:

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ change	% change
Revenue:
Product	$22,931	$11,679	$11,252	96%
Service	6,794	2,722	4,072	150%
Total revenue	29,725	14,401	15,324	106%
Cost of revenue:
Product	14,222	7,081	7,141	101%
Service	3,376	1,479	1,897	128%
Total cost of revenue	17,598	8,560	9,038	106%
Gross profit	12,127	5,841	6,286	108%
Research and development	8,204	5,944	2,260	38%
Sales and marketing	9,692	5,644	4,048	72%
General and administrative	15,209	5,667	9,542	168%
Restructuring	3,127	1,180	1,947	165%
Desktop Metal litigation	—	28,069	(28,069)	(100)%
Impairment losses	40,388	1,229	39,159	3186%
Total operating loss	(64,493)	(41,892)	(22,601)	54%
(Loss) gain on investment in marketable equity securities	(8,435)	8,726	(17,161)	(197)%
Finance income	3,512	9,320	(5,808)	(62)%
Finance expense	(246)	(1,679)	1,433	(85)%
Loss before income taxes	(69,662)	(25,525)	(44,137)	173%
Income tax expense	—	(23)	23	(100)%
Net loss	(69,662)	(25,548)	(44,114)	173%

Total revenue increased $15.3 million, of which $17.1 million was attributable to the acquisition of Markforged, which comprised $13.1 million of product revenue and $4.0 million of service revenue. The Nano legacy product lines experienced lower sales volume largely attributed to increased tariffs and the impact of divestments.

Cost of revenue increased $9.0 million, of which $9.9 million was attributable to the acquisition of Markforged, $1.6 million cost of service revenue and $8.3 million cost of product revenue, of which $0.6 million is the impact of inventory step-up amortization and intangible asset amortization from purchase accounting. This increase was partially offset by the costs associated with the reduction in revenue due to the lower sales volumes for the Nano legacy businesses.

Research and development expense increased $2.3 million, of which $2.7 million was attributable to the acquisition of Markforged. This increase was partially offset by a decrease in legacy payroll and related expenses, largely associated with lower payroll costs due to lower headcount from organizational synergies.

Sales and marketing expense increased $4.0 million due primarily to the acquisition of Markforged which added $6.8 million, partially offset by a decrease in legacy payroll and related expenses, largely associated with lower payroll costs due to lower headcount from organizational synergies.

General and administrative expense increased $9.5 million partially due to the acquisition of Markforged, which added $3.5 million of general and administrative costs. Stock based compensation expense increased $3.6 million due to one-time grants to our directors in the first quarter of 2026 contrasted with the reversal of expense in the first quarter of 2025 due to executive turnover. The remaining change is attributed to an increase in accrual for contingencies and related professional service costs.

Restructuring expense increased $1.9 million due to the ongoing strategic alternative review announced on September 9, 2025. These costs include professional service fees from our banking partners, legal services, and other related costs.

We incurred $28.1 million of litigation expense associated with the 2025 Desktop Metal acquisition litigation during the three months ended March 31, 2025 that did not recur in the three months ended March 31, 2026.

Impairment losses increased $39.2 million in 2026 due to impairment of the Markforged FFF product line goodwill balance of $40.4 million. The impairment loss in the first quarter of 2025 consisted of property, plant, and equipment related to the discontinuation of product lines, primarily Admatec.

(Loss) Gain on Investment in Marketable Equity Securities

Loss on investment in marketable equity securities for the three months ended March 31, 2026 was a loss of $8.4 million compared to a gain of $8.7 million for the three months ended March 31, 2025. These changes are consistent with the change in share price of Stratasys Ltd. (SYSS) over both periods.

Finance Income and Expense

We recognized net financial income of $3.2 million for the three months ended March 31, 2026, compared to $7.6 million for the three months ended March 31, 2025, a decrease of $4.4 million. The decrease is primarily attributed to a decrease of in bank interest due to lower cash balances and interest rates.

Liquidity and Capital Resources

Overview

Since our inception through March 31, 2026, we have funded our operations principally with $1.6 billion from issuance of Ordinary Shares, warrants and convertible notes. As of March 31, 2026, we held $355.3 million in cash and cash equivalents along with an additional $8.8 million in short-term unrestricted bank deposits.

Our material cash requirements from known contractual and other obligations relate to minimum operating lease obligations. We are also subject to ongoing payment obligations. For example, pursuant to the Settlement Agreement, we will be required to make installment payments thereafter of $2.0 million and $4.0 million in the fourth quarters of fiscal years 2026 and 2027, respectively, which payments represent substantial ongoing payment obligations.

The table below presents our cash flows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows used in operating activities	$(7,079)	$(7,479)
Cash flow from investing activities	157,484	177,100
Cash flow used in financing activities	(41)	(35)
Effect of exchange rate fluctuations on cash	357	204
Net increase in cash, cash equivalents and restricted cash	$150,721	$169,790

Operating Activities

Net cash used in operating activities of $7.1 million during the three months ended March 31, 2026 was primarily used for payment of payroll and related expenses, professional services, and costs related to restructuring efforts, offset by interest received from banks.

Net cash used in operating activities of $7.5 million during the three months ended March 31, 2025 was primarily used for payment of payroll and related expenses, rental fees and maintenance, travel and other miscellaneous expenses, offset by interest received from banks and the accrual of litigation and transaction related costs for the Desktop Metal and Markforged acquisitions.

Investing Activities

Net cash from investing activities of $157.5 million during the three months ended March 31, 2026 was primarily due to the maturity of long term deposits (investments) being reinvested in short term deposits to maximize available liquidity and are classified as cash and cash equivalents on the condensed consolidated balance sheets.

Net cash from investing activities of $177.1 million during the three months ended March 31, 2025 was the offset of the change in our cash in bank deposits used to finance the purchase of Desktop Metal in April 2025.

Financing Activities

Net cash used in financing activities was immaterial for the three months ended March 31, 2026 and 2025.

Share Repurchase

In January 2025, our board of directors authorized a repurchase plan, or the $150 million Repurchase Plan, allowing us to invest up to $150 million to repurchase ADSs from time to time, in open market transactions, and/or in privately negotiated transactions or in any other legally permissible ways, depending on market conditions, share price, trading volume and other factors. During 2025, 14.4 million shares were repurchased under the $150 million Repurchase Plan. As of the date hereof, no shares have been repurchased during 2026.

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

The following is a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(In thousands)	2026	2025
Net loss	$(69,662)	$(25,548)
Income tax expense	—	23
Depreciation and amortization	2,432	574
Interest expense	221	—
Interest income	(3,652)	(9,309)
EBITDA (loss)	(70,661)	(34,260)
Finance expenses (income) from revaluation of assets and liabilities	8,434	(8,726)
Exchange rate differences	140	1,639
Share-based compensation expense	2,925	(786)
Desktop Metal litigation related expenses	—	28,069
Desktop Metal and Markforged transaction related expenses	556	1,515
Restructuring costs	3,127	1,180
Impairment losses	40,388	1,229
Acquisition inventory step-up amortization	616	—
Litigation, settlements, and contingencies	1,951	—
Adjusted EBITDA (loss)	$(12,524)	$(10,140)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates.

Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to our market risk exposures since December 31, 2025. For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures About Market Risk”, included in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission on March 31, 2026.

ITEM 4. CONTROLS AND PROCEDURES.

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

Material Weaknesses in Internal Control Over Financial Reporting

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

Changes in Internal Control over Financial Reporting

Except for the remediation changes that are being implemented, as described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, these actions, in the aggregate, could have a material adverse impact on our financial position, results of operations or liquidity. A description of our legal proceedings is included in "Item 1. Financial Statements, Note 11. Commitments and Contingencies," and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Company's risk factors since our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c)
Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

The exhibits filed with or incorporated into this Quarterly Report are listed below.

Exhibit	Description
4.1

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nano Dimension Ltd.

Date: May 7, 2026	By:	/s/ David Stehlin
David Stehlin
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ John Brenton
John Brenton
Chief Financial Officer (Principal Financial and Accounting Officer)