Form 10-Q
period 2026-06-30
Nano Dimension Ltd.
filed 2026-08-07
CIK 1643303

pro

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s Ordinary Shares outstanding as of August 5, 2026 was 210,839,011.

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
•
the transformation of our business resulting from the change in our management and board;
•
changes in our strategy;
•
the impact of competition and new technologies;
•
the overall global economic environment;
•
geopolitical tensions and political events, including the ongoing war between Ukraine and Russia and the conflict in the Middle East, including the ongoing war between Iran and Israel and Iran and the U.S.;
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

i

ii

NANO DIMENSION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$349,108	$204,672
Bank deposits	—	168,997
Marketable equity securities	82,990	84,154
Restricted bank deposits	383	123
Trade receivables, net of allowance for doubtful accounts ($950 and $861, respectively)	23,309	26,047
Inventory	28,253	32,878
Other current assets	13,085	8,938
Total current assets	497,128	525,809
Restricted bank deposits	805	1,610
Property, plant and equipment, net	19,521	24,840
Operating lease right-of-use assets	19,752	23,789
Deferred tax assets	424	424
Goodwill	—	40,388
Intangible assets, net	17,494	19,434
Other assets	1,646	1,930
Total assets	$556,770	$638,224
Liabilities and Equity
Trade payables	$10,137	$11,999
Accrued liabilities	18,722	19,514
Deferred revenue	10,398	11,873
Current portion of lease liability	7,216	8,923
Current portion of bank loan	155	158
Total current liabilities	46,628	52,467
Employee benefits	2,607	3,697
Operating lease right-of-use liabilities	19,802	23,323
Bank loan	77	158
Long-term settlement payable	3,273	2,974
Long-term deferred revenue	2,893	3,617
Total liabilities	75,280	86,236
Commitments and contingencies (Note 12)
Equity:
Share capital of NIS 5 par value each; 500,000,000 ordinary shares authorized; 210,589,406 and 206,811,875 shares outstanding as of June 30, 2026 and December 31, 2025, respectively, and 283,084,053 and 279,306,522 shares issued as of June 30, 2026 and December 31, 2025, respectively.	423,305	417,084
Additional paid-in capital	1,296,049	1,297,323
Treasury stock	(192,507)	(192,507)
Accumulated other comprehensive income	2,069	1,048
Accumulated loss	(1,047,426)	(970,960)
Total equity	481,490	551,988
Total liabilities and equity	$556,770	$638,224

See Notes to Condensed Consolidated Financial Statements.

NANO DIMENSION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue:
Product	$23,981	$20,064	$46,912	$31,743
Service	4,982	5,773	11,776	8,495
Total revenue	28,963	25,837	58,688	40,238
Cost of revenue:
Product	13,186	16,410	27,408	23,491
Service	2,483	2,384	5,859	3,863
Total cost of revenue	15,669	18,794	33,267	27,354
Gross profit	13,294	7,043	25,421	12,884
Operating expenses:
Research and development	5,785	8,114	13,989	14,058
Sales and marketing	8,405	9,907	18,097	15,551
General and administrative	12,912	22,189	28,121	27,856
Restructuring and other	6,764	3,767	9,891	4,947
Desktop Metal litigation	—	3,246	—	31,315
Impairment losses	—	1,456	40,388	2,685
Operating loss	(20,572)	(41,636)	(85,065)	(83,528)
Gain (loss) on investment in marketable equity securities	7,272	16,287	(1,163)	25,013
Other expense, net	(8)	(56)	(8)	(56)
Finance income	6,901	14,353	10,413	23,673
Finance expense	(247)	(234)	(493)	(1,913)
Loss before income taxes	(6,654)	(11,286)	(76,316)	(36,811)
Income tax expense	(150)	(76)	(150)	(99)
Net loss from continuing operations	(6,804)	(11,362)	(76,466)	(36,910)
Net loss from discontinued operations, net of income tax of nil	—	(169,761)	—	(169,761)
Net loss	(6,804)	(181,123)	(76,466)	(206,671)
Less: Net loss attributable to non-controlling interests	—	(87)	—	(323)
Net loss attributable to common shareholders	$(6,804)	$(181,036)	$(76,466)	$(206,348)

Net loss attributable to common shareholders:
Continuing operations - basic and diluted	$(0.03)	$(0.05)	$(0.37)	$(0.17)
Discontinued operations - basic and diluted	$—	$(0.78)	$—	$(0.78)

Weighted average common shares outstanding, basic and diluted	209,342	217,338	208,671	217,057
Net loss	$(6,804)	$(181,123)	$(76,466)	$(206,671)
Other comprehensive income:
Foreign currency translation adjustment	174	1,085	367	1,678
Remeasurement of pension and post-employment benefit plans, net of tax	654	—	654	—
Comprehensive loss	(5,976)	(180,038)	(75,445)	(204,993)
Less: Comprehensive loss attributable to non-controlling interests	—	(99)	—	(224)
Comprehensive loss attributable to common shareholders	$(5,976)	$(179,939)	$(75,445)	$(204,769)
See Notes to Condensed Consolidated Financial Statements.

NANO DIMENSION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands) (Unaudited)

	Share Capital	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit		Total	Non- Controlling Interests	Total Equity
December 31, 2024	$409,145	$1,297,348	$(167,651)	$(1,137)	$(677,665)		$860,040	$715	$860,755
Net loss	—	—	—	—	(25,312)		(25,312)	(236)	(25,548)
Comprehensive income for the period	—	—	—	581	—		581	12	593
Exercise of warrants, options and vesting of RSUs	1,828	(1,828)	—	—	—		—	—	—
Share-based compensation expense	—	(786)	—	—	—		(786)	—	(786)
March 31, 2025	410,973	1,294,734	(167,651)	(556)	(702,977)		834,523	491	835,014
Net loss	—	—	—	—	(181,036)		(181,036)	(87)	(181,123)
Comprehensive income for the period	—	—	—	1,112	—		1,112	29	1,141
Exercise of warrants, options and vesting of RSUs	1,793	(1,793)	—	—	—		—	—	—
Share-based compensation for pre-combination service	—	2,054	—	—	—		2,054	—	2,054
Share-based compensation expense	—	2,430	—	—	—		2,430	—	2,430
Deconsolidation of subsidiaries	—	—	—	26	—		26	(433)	(407)
June 30, 2025	$412,766	$1,297,425	$(167,651)	$582	$(884,013)		$659,109	$—	$659,109

December 31, 2025	417,084	1,297,323	(192,507)	1,048	(970,960)		551,988	—	551,988
Net loss	—	—	—	—	(69,662)		(69,662)	—	(69,662)
Comprehensive income for the period	—	—	—	193	—		193	—	193
Exercise of warrants, options and vesting of RSUs	1,885	(1,885)	—	—	—		—	—	—
Share-based compensation expense	—	2,925	—	—	—		2,925	—	2,925
March 31, 2026	$418,969	$1,298,363	$(192,507)	$1,241	$(1,040,622)		$485,444	$—	$485,444
Net loss	—	—	—	—	(6,804)	—	(6,804)	—	(6,804)
Comprehensive income for the period	—	—	—	828	—	—	828	—	828
Exercise of warrants, options and vesting of RSUs	3,121	(3,121)	—	—	—		—	—	—
Share issuance as part of legal settlement	1,215	(66)	—	—	—		1,149	—	1,149
Share-based compensation expense	—	873	—	—	—		873	—	873
June 30, 2026	$423,305	$1,296,049	$(192,507)	$2,069	$(1,047,426)		$481,490	$—	$481,490

See Notes to Condensed Consolidated Financial Statements.

NANO DIMENSION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net loss	$(76,466)	$(36,910)
Adjustments:
Depreciation, amortization and non-cash lease interest	5,978	8,282
Impairment losses	40,388	2,685
Changes in fair value of equity securities	1,163	(25,013)
Loss from deconsolidation of subsidiaries	—	1,666
Loss from sale of business assets	1,314	—
Share-based compensation expense	3,798	1,644
Share-based settlement payment	1,215	—
Changes in assets and liabilities:
(Increase) decrease in inventory	(426)	3,203
(Increase) in other current assets	(1,237)	(772)
Decrease (increase) in trade receivables	2,534	(914)
Decrease in other payables	(3,308)	(7,219)
(Decrease) increase in employee benefits	(417)	77
Increase in trade payables	(1,811)	6,044
Other	(3,678)	(3,367)
Net cash used in operating activities	(30,953)	(50,594)
Cash flow relating to investing activities
Change in bank deposits	168,756	190,466
Purchase of property plant and equipment	(213)	(461)
Acquisition of subsidiaries, net of cash acquired	—	(267,806)
Deconsolidation of subsidiaries	—	(476)
Proceeds from sale of AME assets	2,000	—
Net cash provided by (used in) investing activities	170,543	(78,277)
Cash flow relating to financing activities
Repayment long-term bank debt	(81)	(72)
Net cash used in financing activities	(81)	(72)
Cash flow relating to discontinued operations
Net cash used in operating activities	—	(15,733)
Net cash used in investing activities	—	(437)
Net cash provided by financing activities	—	10,009
Net cash used in discontinued operations	—	(6,161)
Increase (decrease) in cash, cash equivalents and restricted cash	139,509	(135,104)
Effect of exchange rate fluctuations on cash	4,382	2,856
Cash, cash equivalents and restricted cash at beginning of the period	206,405	318,474
Cash, cash equivalents and restricted cash at end of the period	$350,296	$186,226

Supplemental disclosures of cash flow information
Cash and cash equivalents	$349,108	184,545
Restricted cash in restricted deposits, current	383	60
Restricted cash in restricted deposits, non-current	805	1,621
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$350,296	$186,226

Non-cash operating and investing activity
Lease liabilities arising from obtaining right-of-use assets	—	119
Non-cash investing and financing activity
Share issuance as part of settlement	1,215	—
Fair value of contingent consideration (earnout) received in connection with sale of business assets	2,933	—
Acquisition replacement awards for pre-combination service	—	2,054
Supplemental disclosure of cash flow information
Income taxes paid during the year	—	48

See Notes to Condensed Consolidated Financial Statements.

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data) (Unaudited)

Note 1 – Description of Business

Reporting Entity

Nano Dimension Ltd. (the “Company”) is an Israeli resident company incorporated in Israel. Until April 11, 2025, the address of the Company’s principal executive office was 2 Ilan Ramon St., Ness Ziona 7403635, Israel. Effective from that date, the Company’s principal executive office is located at 60 Tower Road, Waltham, Massachusetts, 02451, United States. Unless otherwise indicated, all references to the “Company,” refer to Nano Dimension Ltd. and its subsidiaries, Global Inkjet Systems Ltd. (“GIS”), a United Kingdom corporation, Nano Dimension Technologies Ltd. (“Nano Tech”), an Israeli corporation, Essemtec AG (“Essemtec”) and Nano Dimension Swiss GmbH (“Nano Swiss”), Swiss corporations, Formatec Holding B.V. (“Formatec Holding”) (liquidated in 2025 through bankruptcy), Admatec Europe B.V. (“Admatec”) (liquidated in 2025 through bankruptcy) and Formatec Technical Ceramics B.V. (“Formatec”) (liquidated in 2025 through bankruptcy), Dutch corporations, Nano Dimension USA Inc. (“Nano USA”), a Delaware corporation, Essemtec USA, LLC, a Delaware limited liability company, Nano Dimension GmbH (“Nano Germany”) and Essemtec Deutschland GmbH, German corporations, Nano Dimension Australia Pty Ltd. (“Nano Australia”), an Australian corporation, Nano Dimension (HK) Limited, a Hong Kong corporation, Essemtec France SAS, a French corporation, Nano Dimension NY Ltd., a New York corporation, Nano Dimension Trading (Shenzhen) Ltd., a Chinese corporation, and Markforged Holding Corporation (“Markforged”) and Desktop Metal, Inc. (“Desktop Metal”) (liquidated in 2025 through bankruptcy), Delaware corporations. The Company engages in industrial manufacturing solutions of multi-disciplinary technology - combining hardware, software, and materials science. These solutions are used for design-to-manufacturing of electronics and mechanical parts by advanced industrial customers in aerospace, defense, automotive, electronics, medical, research and academia, as well as government organizations. Since March 2016, the Company’s American Depositary Shares (“ADSs”) have been trading on the Nasdaq Capital Market (“Nasdaq”).

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

In connection with the sale of the AME business assets, the Company elected to record the earnout at fair value at inception and will reassess the carrying value at each reporting date based on information reasonably available at that time. The earnout is based on the Company’s estimate of the sales value of inventory and collectability of receivables and as such is categorized as Level 3. There was no change in the fair value of the earnout from the date of sale, April 6, 2026, through June 30, 2026. Subsequent changes in the fair value of the contingent consideration will be recognized in the condensed consolidated statements of operations and comprehensive loss. See Note 8 for additional discussion.

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$514	$—	$—	$514
Bank deposits	319,911	—	—	319,911
Marketable equity securities	82,990	—	—	82,990
Contingent consideration (earnout) received in connection with sale of business assets	—	—	2,933	2,933
Total assets measured at fair value	$403,415	$—	$2,933	$406,348

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$8,403	$—	$—	$8,403
Bank deposits	339,851	—	—	339,851
Marketable equity securities	84,154	—	—	84,154
Total assets measured at fair value	$432,408	$—	$—	$432,408

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

Note 3 - Allowance for doubtful accounts

The following is a summary of the activity of the Company’s allowance for doubtful accounts:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Beginning balance	$939	$923	$861	$811
Provisions	69	288	143	399
Write-offs	(63)	—	(63)	—
Foreign currency adjustment	5	2	9	3
Ending balance	$950	$1,213	$950	$1,213

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 4 – Other current assets

Other current assets consist of the following:

	June 30,	December 31,
	2026	2025
Government authorities	$3,136	$2,767
Prepaid expenses	5,771	4,363
Contingent consideration (earnout) received in connection with sale of business assets	2,933	—
Other	1,245	1,808
Other current assets	$13,085	$8,938

Note 5 – Inventory

Inventory consists of the following:

	June 30,	December 31,
	2026	2025
Raw materials	$8,986	$10,659
Work in progress	4,497	3,803
Finished goods	14,770	18,416
Inventory	$28,253	$32,878

Note 6 – Property, plant and equipment, net

The composition of property, plant and equipment, net is as follows:

	June 30,	December 31,
	2026	2025
Machinery, equipment and vehicles	$13,133	$24,830
Computer hardware and software	4,188	8,416
Furniture and fixtures	1,038	2,548
Leasehold improvements	13,221	16,839
Buildings	7,102	7,185
Other	75	630
Total	38,757	60,448
Less: Accumulated depreciation	(19,236)	(35,608)
Property, plant and equipment, net	$19,521	$24,840

The change in property, plant, and equipment is primarily due to the sale of the additively manufactured electronics (“AME”) business assets in April 2026 with a net book value of $3.0 million.

Note 7 – Goodwill and Intangible Assets

Goodwill

The following table represents the change in the carrying value of goodwill for the six months ended June 30, 2026:

Activity
Balance as of December 31, 2025	$40,388
Impairment of Markforged Goodwill	(40,388)
Balance as of June 30, 2026	$—

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As a result of our ongoing strategic review process, there was an indicator of value for the Markforged FFF product line that was a triggering event for a goodwill impairment review. As a result, the Company conducted a goodwill impairment review and it was determined that the entire Markforged FFF product line goodwill balance was impaired as of March 31, 2026, resulting in a charge of $40.4 million during the six months ended June 30, 2026.

Intangible assets, net

The following table displays intangible assets, net by major class:

	June 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Technology	$13,636	$(2,654)	$10,982	$13,636	$(1,519)	$12,117
Mutual licensing under settlement agreement	5,320	(274)	5,046	5,320	(156)	5,164
Trademark	1,811	(1,811)	—	1,811	(1,207)	604
Customer relationships	1,660	(194)	1,466	1,660	(111)	1,549
Intangible assets	$22,427	$(4,933)	$17,494	$22,427	$(2,993)	$19,434

The Company recognized amortization expense of intangible assets as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of revenue	$568	$456	$1,146	$536
Operating expenses	193	330	687	330
Total	$761	$786	$1,833	$866

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

As of June 30, 2026, estimated amortization expense for intangible assets for each of the next five fiscal years and thereafter is expected to be as follows:

For the Years Ended December 31,	Estimated Amortization Expense
2026 (remaining six months)	$1,336
2027	2,673
2028	2,673
2029	2,673
2030	2,673
Thereafter	5,466
Total intangible assets, net	$17,494

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 8 – Acquisitions and Divestitures

Fiscal 2025 Activity

Acquisition and Divestiture of Desktop Metal, Inc. (“Desktop Metal” or “Desktop”)

On April 2, 2025, the Company acquired 100% of the shares and voting interests in Desktop Metal, a U.S. based publicly traded company (NYSE: DM). Desktop Metal designs and manufactures industrial-grade 3D printers, materials, and software. The acquisition of Desktop Metal was expected to generate operational synergies, while expanding the Company’s customer base and global market presence across key industries. After signing the Merger Agreement on July 2, 2024 (the “Merger Agreement”), the Company and Desktop worked diligently to close the transactions. By late 2024, the sole remaining condition to closing the transactions was approval by the Committee for Foreign Investment in the United States (“CIFIUS”). Desktop instituted a series of legal proceedings against the Company to compel the closing of the transactions. In the months that followed, Desktop incurred significant legal expenses that placed financial strain on its financial resources. After several months, Desktop prevailed in the litigation while reaching insolvency. Immediately following the merger with Desktop (the “Merger”), the Company provided a $12.0 million bridge loan to Desktop but notified Desktop that no further capital would be infused from the Company. On July 28, 2025, Desktop Metal filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code and was immediately deconsolidated by the Company. The results of Desktop Metal from April 2, 2025 through June 30, 2025 as well as impairment charges related to the Desktop Metal assets and the costs associated with the bankruptcy and deconsolidation are included in Net loss from discontinued operations on the condensed consolidated statements of operations and comprehensive loss.

Information related to the historical results of Desktop is not relevant to the Company’s future results as well as any pro forma presentation giving effect to the Merger since the Desktop assets have already been disposed of and were not reflected in the Company’s results for the period between the date of acquisition and the date of approval of the Insolvency Proceeding, in its condensed consolidated statements of operations and comprehensive loss as discontinued operations and in related disclosures.

The Company determined that the Desktop assets would be disposed of through a sale or other process on the acquisition date and pursued a plan to sell or otherwise dispose of the Desktop business throughout the fiscal quarter following the closing of the Merger. The Company also recorded impairment charges related to the Desktop assets and the costs associated with the bankruptcy and deconsolidation of Desktop in discontinued operations on the Company’s condensed consolidated statements of operations and comprehensive loss following the closing of the Merger. The condensed consolidated statements of operations and comprehensive loss include impairment of the Desktop Metal asset group of $139.4 million and loss from operations for the period of acquisition through June 30, 2025 of $30.4 million, which are both included within net loss from discontinued operations of $169.8 million.

The acquisition was funded through available cash. The portion of the fair-value-based measure of the replacement awards attributable to Desktop Metal employee service rendered prior to the acquisition date was $1.0 million and is recorded in additional paid in capital on the condensed consolidated balance sheet. The fair value of consideration transferred is as follows:

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

The Company incurred acquisition-related costs of $11.9 million, of which $8.1 million was incurred in 2025 and $3.8 million in 2024. These costs consist primarily of legal and accounting fees and have been included in general and administrative costs within the condensed consolidated statements of operations and comprehensive loss.

Acquisition of Markforged Holding Corporation (“Markforged”)

On April 25, 2025, the Company acquired 100% of the shares and voting interests in Markforged, a U.S. based publicly traded company (NYSE: MKFG). Markforged designs, produces and markets cloud-based software products (including its software enabled platform the Digital Forge) and hardware products, including precise and reliable 3D printers, proprietary metal and composite materials to bring industrial production to the point of need on the factory floor. The acquisition of Markforged would enable the Company to access Markforged’s additive manufacturing technology, facilitating a broader, more integrated product portfolio. On May 27, 2026, the Company announced that it has entered into a definitive agreement to sell MarkForged to Stratasys Ltd. The transaction is expected to close in the second half of 2026, subject to regulatory approvals and customary closing conditions.

The acquisition was funded through available cash. The portion of the fair-value-based measure of the replacement awards attributable to Markforged employee service rendered prior to the acquisition date was $1.1 million and is recorded in additional paid in capital on the condensed consolidated balance sheet. The fair value of consideration transferred is as follows:

Cash consideration	$115,080
Fair value of equity awards allocated to pre-acquisition period	1,096
Total acquisition consideration	$116,176

The purchase price allocation for Markforged was as follows:

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

The Company incurred acquisition-related costs of $3.8 million, of which $2.2 million was incurred in 2025 and $1.6 million in 2024. These costs consist primarily of legal and accounting fees and have been included in general and administrative costs within the condensed consolidated statements of operations and comprehensive loss.

The following selected unaudited pro forma consolidated results of operations are presented as if the Markforged acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition.

	Three months ended	Six months ended
	June 30, 2025	June 30, 2025
Revenue	$28,712	$59,970
Net loss attributable to common shareholders	(199,733)	(245,303)
Net loss per share - basic and diluted	(0.92)	(1.13)

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

Divestitures

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On April 6, 2026, the AME product line and previously discontinued Fabrica product line were divested. The total consideration payable to the Company in connection with the transaction is up to $12.5 million, consisting of a $2.0 million cash payment, and up to $10.5 million of deferred payments tied to the future performance of the product lines over the next twelve months. The deferred consideration consists of up to $4.0 million (AME, 50% of net cash proceeds) and up to $6.5 million (Fabrica, 50% of net cash proceeds), each measured over a 12-month Earn-Out period. The deferred consideration (the “Earn-Out”) is contingent on the purchaser selling the transferred assets over a 12-month period following closing. The Company receives 50% of net cash proceeds actually collected or invoiced and collected within six months thereafter from the transferred AME inventory, capped at $4.0 million. The Company also receives 50% of net cash proceeds from Fabrica inventory, capped at $6.5 million. The final amount, in each case, is net of returns, credits, shipping, duties, and third-party commissions. The Earn-Out was recognized at its estimated fair value at the disposal date of $2.1 million for AME and $0.8 million for Fabrica, or $2.9 million in total, within Other current assets. There was no change in fair value as of June 30, 2026. The loss on sale of AME assets of $1.3 million was recorded to Restructuring and other during the three and six months ended June 30, 2026.

During 2025, we discontinued a number of product lines, including, Fabrica, Admatec, Formatec, Formatec Holdings, DeepCube, and the AME online community platform (J.A.M.E.S.). The Company implemented a complete cost reduction program for the DeepCube and Nano Fabrica product lines. In April 2025, Admatec, Formatec, and Formatec Holdings were declared bankrupt. Additionally, in April 2025, J.A.M.E.S. ceased operations.

Loss on deconsolidation of subsidiaries represents the difference between proceeds received upon disposition and the book value of a subsidiary which has been divested and was excluded from treatment as a discontinued operation. Also included in loss on disposal of subsidiaries is recognition of the cumulative translation adjustment out of accumulated other comprehensive loss. The loss on deconsolidation of subsidiaries was $1.8 million related to Admatec and Formatec and a gain of $0.1 million related to J.A.M.E.S. recorded to Restructuring and other during the three and six months ended June 30, 2025.

Note 9 – Accrued liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2026	2025
Employees and related liabilities	$6,717	$7,589
Professional services	3,117	2,209
Government authorities	2,075	2,870
Contingencies	1,276	2,123
Current portion of settlement payable	2,000	2,000
Other	3,537	2,723
Accrued liabilities	$18,722	$19,514

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 10 – Equity

Share capital activity was as follows (in thousands of shares of NIS 5 par value per share):

	Ordinary shares
	2026	2025
Shares outstanding as of January 1	206,812	215,777
Exercise of share options and vesting of RSUs during the period	3,073	2,585
Share issuance as part of settlement	704	—
Shares outstanding as of June 30	210,589	218,362

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

Of these outstanding awards, as of June 30, 2026, 290,834 options to purchase ordinary shares were vested and exercisable.

Stock options

The share options vest over a period of four years. The share options will be exercisable, in consideration of an exercise price, until the earlier of (a) the anniversary of the vesting date of such options, or (b) 90 days from the end of employment date.

A summary of the Company’s stock option activity and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average intrinsic value
Outstanding on December 31, 2025	298,334	$3.57	$0.02
Granted	—	—	—
Exercised	—	—	—
Forfeited and expired	—	—	—
Outstanding on June 30, 2026	298,334	3.57	0.02
Exercisable as of June 30, 2026	290,834	3.59	0.02

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The total intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 were none and $0.3 million million, respectively.

The weighted average remaining contractual life of the outstanding options is 2.1 years as of June 30, 2026.

Restricted stock units (“RSU”)

A summary of the Company’s RSU activity is as follows:

		Weighted
		average
	Number of Units	grant price
Outstanding on December 31, 2025	6,222,034	$1.86
Granted	1,242,256	1.57
Vested	(3,073,306)	1.88
Forfeited	(977,980)	2.08
Outstanding on June 30, 2026	3,413,004	$1.71

The weighted average fair values at grant date of RSUs granted for the six months ended June 30, 2026 and 2025 were $1.57 and $1.65 per share, respectively.

The total fair value of shares vested during the six months ended June 30, 2026 and 2025 was $4.5 million and $4.4 million, respectively.

As of June 30, 2026, the Company had approximately $4.8 million of unrecognized compensation expense related to non-vested stock options and non-vested RSUs, expected to be recognized over a weighted average period of 1.4 years.

Warrants

A summary of the Company’s warrants activity and related information is as follows:

Weighted
average
		Weighted	remaining
		average	contractual
		exercise	life (in
	Warrants	price	years)
Outstanding on December 31, 2025	29,242,103	$5.96	1.60
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and exercisable as of June 30, 2026	29,242,103	$5.96	1.60

As of June 30, 2026, the outstanding warrants include 27,742,103 Series B warrants issued to Stern YOI Ltd. Partnership in August 2020 to purchase Ordinary Shares at an exercise price of $6.16 per ADS and expiring in August 2027. Stern YOI Ltd. Partnership is a Nevada limited partnership. Mr. Yoav Stern, former Chief Executive Officer of Nano Dimension Ltd., is a managing member of Stern YOI Ltd. Partnership. In September 2020, the Company issued 1,500,000 warrants to purchase 1,500,000 ADSs to the Company’s former director, Mr. Yaron Eitan, in consideration of $150,000. The warrants have an exercise price of $2.25 per ADS and will expire in September 2027.

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Stock-Based Compensation

Stock-based compensation expense related to stock options and RSUs is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$105	$80	$263	$326
Research and development expenses	(46)	644	432	713
Sales and marketing expenses	119	225	319	548
General and administrative expenses	695	1,480	2,784	57
	$873	$2,429	$3,798	$1,644

Note 11 – Revenue

The Company has one operating and reportable segment, which generates revenue via industrial manufacturing solutions of multi-disciplinary technology - combining hardware, software, and materials science.

Revenue per geographical location is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Americas	$10,267	$10,991	$22,523	$15,747
APAC	7,300	3,199	11,995	4,689
EMEA	11,396	11,647	24,170	19,802
Total revenue	$28,963	$25,837	$58,688	$40,238

The following table disaggregates the Company's revenue by the timing of transfer of products or services:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Services transferred over time	$3,402	$3,625	$8,495	$5,012
Goods transferred at a point in time	25,561	22,212	50,193	35,226
Total revenue	$28,963	$25,837	$58,688	$40,238

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

For the three and six months ended June 30, 2026, the Company recognized $2.4 million and $6.1 million from the deferred revenue account balance as of December 31, 2025, respectively. For the three and six months ended June 30, 2025, the Company recognized $0.6 million and $1.6 million from the deferred revenue account balance as of December 31, 2024, respectively. During the second quarter of 2026, $1.2 million of deferred revenue was written off related to the AME asset sale.

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $8.3 million expected to be recognized in the remainder of 2026, $3.2 million expected to be recognized in 2027, $1.3 million expected to be recognized in 2028, and $0.5 million thereafter.

Note 12 – Commitments and contingencies

From time to time, the Company may become a party to various litigation matters incidental to the conduct of its business. Except as disclosed below, the Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material adverse effect on its business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

On September 20, 2024, Markforged entered into a settlement agreement with Continuous Composites Inc. (“Continuous Composites”) related to previous litigation (the “Settlement Agreement”) to resolve all claims and counterclaims. Under the terms of the Settlement Agreement, Markforged made an initial upfront payment of $18 million to Continuous Composites on October 10, 2024, and a payment of $1 million in December 2025. Markforged is required to make two additional installment payments thereafter of $2 million and $4 million in the fourth quarters of fiscal years 2026 and 2027, respectively. In consideration of such payments, the Settlement Agreement provided for the dismissal of all claims with prejudice, cross-licenses of the parties’ respective patent portfolios, a mutual release of claims for liabilities arising prior to the effective date of the Settlement Agreement and mutual covenants not to sue. The incremental amount due under the Settlement Agreement compared to the original verdict is determined to be representative of the amount attributable to the licensing of the patent rights contemplated under the Settlement Agreement and was recognized as an intangible asset of $5.5 million, after discount using a rate of 12%. The intangible asset will be amortized to cost of revenue over the 23 year life of the patents. Total amortization expense of $0.1 million was recognized from during the three and six months ended June 30, 2026 and 2025, and included in cost of revenue. The remaining future payments of $6.0 million under the Settlement Agreement as of June 30, 2026 are secured by a Security Agreement by and between Markforged and Continuous Composites (the “Security Agreement”). The Company has recorded a settlement payable on the condensed consolidated balance sheet of approximately $5.0 million, of which $2.0 million is a current liability. The settlement payable will accrete $1.0 million over the remaining payment term recognized as interest expense. Interest expense related to settlement payable was $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively, and $0.2 million for the three and six months ended June 30, 2025.

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

During the third quarter of 2025, certain former employees or vendors of the Company or its subsidiaries filed lawsuits alleging that the Company is in breach of certain agreements and are entitled to certain compensation and other benefits. These matters settled during the second quarter of 2026 with payment of $2.3 million that was previously accrued.

During the fourth quarter of 2025, Markforged processed a $1.4 million payment to an account believed to be controlled by one of our vendors, however it was subsequently discovered that this account was not owned by the vendor. The Company suspects that a threat actor gained access to a valid email account of the vendor and used this account to fraudulently change payment instructions. The Company has notified its insurance carrier and engaged breach counsel as well as a forensics partner to help with the investigation. Pending conclusion of the investigation, approximately $1.3 million is accrued at June 30, 2026 as the estimated amount of probable loss which is included as part of general and administrative operating expenses.

During the second quarter of June 2026, plaintiff Stephen Sorensen, the trustee for the Desktop Liquidation Trust, which is an entity created as part of Desktop’s liquidation to file lawsuits and marshal assets for distribution to Desktop’s creditors (the “Trustee”) filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division, against the Company, Markforged, and Desktop Metal’s former leadership (the “Director Defendants”), alleging that (a) the Director Defendants breached fiduciary duties owed to Desktop by failing to include a provision in the Desktop Merger Agreement requiring Nano to repurchase more than $115.0 million of Desktop’s notes (the “Notes”) that came due as a result of the Merger, (b) in the alternative, the Merger Agreement included an unwritten implied promise by Nano to repurchase the Notes for $115.0 million plus

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

interest, and (c) that Markforged misappropriated certain trade secrets concerning 3D printing titanium from Desktop at Nano’s direction after Nano acquired both entities in April 2025. The Company and Markforged intend to vigorously defend this lawsuit.

Note 13 – Income Tax

The Company’s effective tax rate was 2.25% and 0.67% for the three months ended June 30, 2026 and 2025, respectively, and 0.20% and 0.27% for the six months ended June 30, 2026 and 2025, respectively. The reconciliation between the Israel statutory federal income tax rate of 23% and the effective tax rate primarily reflects pre-tax losses incurred in domestic and foreign jurisdictions for which no tax benefit was recognized due to a valuation allowance recorded against the majority of deferred tax assets. The Company maintained a valuation allowance against its deferred tax assets as of both June 30, 2026 and December 31, 2025.

Note 14 – Segments

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

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

There is not any revenue, expense, or asset information, that is supplemental to those disclosed in these condensed consolidated financial statements or below, that are regularly provided to the CODM for evaluation of the single operating segment. The adjusted EBITDA reconciliations for the three and six months ended June 30, 2026 and 2025 are as follows:

	For the Three Months Ended June 30,
	2026	2025
	Operating Segment	Operating Segment
Net loss from continuing operations	$(1,947)	$(15,870)
Income tax expense	150	76
Depreciation and amortization	1,634	1,870
Interest income and expense, net	231	184
EBITDA income (loss) from continuing operations	68	(13,740)
Exchange rate differences	(6,461)	(6,842)
Share-based compensation expense	483	1,453
Restructuring costs and other	1,314	1,666
Impairment losses	—	1,456
Acquisition inventory step-up amortization	—	3,849
Segment adjusted EBITDA (loss) from continuing operations	$(4,596)	$(12,158)

Reconciliation of segment adjusted EBITDA (loss):
Operating segment adjusted EBITDA (loss) from continuing operations	$(4,596)	$(12,158)
Corporate reconciling items:
Net (loss) income from continuing operations(1)	(4,857)	4,508
Depreciation and amortization	70	66
Interest income and expense, net	(3,814)	(5,944)
Finance income from revaluation of assets and liabilities	(7,272)	(16,266)
Exchange rate differences	3,363	(1,521)
Share-based compensation expense	390	977
Desktop Metal litigation related expenses	—	3,246
Desktop Metal and Markforged transaction related expenses	58	8,305
Restructuring costs and other	5,450	2,101
Litigation settlements and contingencies	1,616	—
Adjusted EBITDA (loss) from continuing operations	$(9,592)	$(16,686)

(1) Net loss from continuing operations in corporate adjustments relate to those costs incurred at the parent company level, such as financing gains and losses, gains and losses on marketable securities, and corporate overhead costs inclusive of public company costs, legal, corporate headcount, and real estate related costs.

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	For the Six Months Ended June 30,
	2026	2025
	Operating Segment	Operating Segment
Net loss from continuing operations	$(55,406)	$(26,870)
Income tax expense	150	99
Depreciation and amortization	3,995	2,383
Interest income and expense, net	442	184
EBITDA (loss) from continuing operations	(50,819)	(24,204)
Exchange rate differences	(6,667)	(6,603)
Share-based compensation expense	1,400	2,158
Restructuring costs and other	1,314	1,666
Impairment losses	40,388	2,685
Acquisition inventory step-up amortization	616	3,849
Segment adjusted EBITDA (loss) from continuing operations	$(13,769)	$(20,449)

Reconciliation of segment adjusted EBITDA (loss):
Operating segment adjusted EBITDA (loss) from continuing operations	$(13,769)	$(20,449)
Corporate reconciling items:
Net loss from continuing operations(1)	(21,060)	(10,040)
Depreciation and amortization	141	127
Interest income and expense, net	(7,456)	(15,253)
Finance expenses (income) from revaluation of assets and liabilities	1,162	(24,992)
Exchange rate differences	3,709	(121)
Share-based compensation expense	2,398	(514)
Desktop Metal litigation related expenses	—	31,315
Desktop Metal and Markforged transaction related expenses	614	9,820
Restructuring costs and other	8,577	3,281
Litigation, settlements, and contingencies	3,567	—
Adjusted EBITDA (loss) from continuing operations	$(22,116)	$(26,826)

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 15 – Net Loss Per Share

The Company computes basic net loss per share using net loss attributable to the Company’s common shareholders and the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive. The Company does this through the treasury stock method. The calculations presented below represent the basic and diluted net loss per share for all classes of securities.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss from continuing operations	$(6,804)	$(11,362)	$(76,466)	$(36,910)
Net loss from discontinued operations	—	(169,761)	—	(169,761)
Less: Net loss attributable to non-controlling interests	—	(87)	—	(323)
Net loss attributable to common shareholders	$(6,804)	$(181,036)	$(76,466)	$(206,348)
Denominator:
Weighted-average shares outstanding - Basic	209,342	217,338	208,671	217,057
Add: Weighted average unvested options and warrants outstanding	—	—	—	—
Add: Dilutive effect of restricted units issued	—	—	—	—
Weighted-average shares outstanding - Diluted	209,342	217,338	208,671	217,057
Net loss per common share:
Basic and Diluted
Continuing operations attributable to common shareholders	$(0.03)	$(0.05)	$(0.37)	$(0.17)
Discontinued operations	$—	$(0.78)	$—	$(0.78)
Net loss attributable to common shareholders	$(0.03)	$(0.83)	$(0.37)	$(0.95)

For the three and six months ended June 30, 2026 and 2025, the Company was in a net loss position, thus the effect of potentially dilutive securities was excluded from the denominator for the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Unvested or unexercised option awards	298,334	1,834,266	298,334	1,915,296
Unvested RSUs	4,722,348	10,868,541	4,817,519	11,873,447
Warrants	29,242,103	33,680,126	29,242,103	34,248,876
Total	34,262,785	46,382,933	34,357,956	48,037,619

Note 16 – Subsequent Events

Lease Amendment

On July 15, 2026, the Company entered into an agreement to terminate the lease for its current corporate headquarters, effective December 31, 2026, in exchange for a one-time payment of $13.0 million paid when entering in to the agreement.

Departure of Directors and Officers; Election of Directors

On July 17, 2026, Nano Dimension Ltd. (the “Company”) entered into a Settlement Agreement (the “Agreement”) by and among the Company, members of the Company’s Board of Directors (the “Board”), and Murchinson Ltd. and its affiliated entities and persons (collectively, “Murchinson”).

Pursuant to the terms of the Agreement, (i) each of Robert Pons, David Stehlin, Dr. Joshua Rosensweig, and Andrew Sriubas (the “Departing Directors”) resigned from the Board and all positions with the Company and its subsidiaries, effective immediately

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

following execution of the Agreement, (ii) the Company appointed each of Pinchos (Paul) Fruchthandler, Moshe Rozenbaum and Eliezer Eli Tarlow (the “New Directors”) to serve as a member of the Board as a Class I, Class II and Class III director, respectively, with an initial term expiring at the Company’s 2026 annual general meeting of shareholders to fill the vacancies resulting from the resignations of the Departing Directors, and (iii) Murchinson irrevocably withdrew its demand, dated May 21, 2026, that the Company call an extraordinary general meeting of shareholders (the “EGM”) to vote on various proposals submitted by Murchinson, enabling the Company to cancel the EGM previously scheduled to be held on July 31, 2026, which has been cancelled. In addition, parties to the Agreement also agreed to certain litigation-related provisions, including a mutual release of certain claims and a covenant not to initiate or pursue certain legal proceedings, as well as certain non-disparagement provisions.

Appointment of Interim Chief Executive Officer

On July 21, 2026, Mr. Rozenbaum was appointed as the Interim Chief Executive Officer of the Company.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $58.7 million and $40.2 million for the six months ended June 30, 2026 and 2025, respectively, and incurred net losses of $76.5 million, inclusive of $40.4 million of goodwill impairment, and $36.9 million, respectively, for those same periods. As of June 30, 2026, we had an accumulated loss of $1,047.3 million and cash, cash equivalents, bank deposits and marketable securities of $432.1 million. We expect to continue to incur operating losses over the next twelve months while we continue to evaluate our business operations for opportunities to improve performance.

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

Restructuring and other

Restructuring costs are costs incurred related to cost savings initiatives and the Strategic Alternative Review announced on September 9, 2025, including losses from the deconsolidation of subsidiaries, or sale of business assets, that do not meet the definition of discontinued operations.

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

Gain (loss) on investment in marketable equity securities

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

The condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 includes impairment of the asset group of $139.4 million and loss from operations for the period of acquisition through June 30, 2025 of $30.4 million, which are both included within net loss from discontinued operations.

On April 25, 2025, we acquired Markforged, a provider of cloud-based software products (including its software enabled platform, the Digital Forge) and hardware products, including precise and reliable 3D printers, proprietary metal and composite materials to bring industrial production to the point of need on the factory floor. Taking control of Markforged was expected to enable us to access Markforged’s additive manufacturing technology, facilitating a broader, more integrated product portfolio. The purchase price of Markforged was $116.2 million. The acquisition was funded through available cash. On May 27, 2026, we announced that we have entered into a definitive agreement to sell MarkForged to Stratasys Ltd. The transaction is expected to close in the second half of 2026, subject to regulatory approvals and customary closing conditions.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

Revenue and Net Loss

The following table presents consolidated revenue and net loss:

	Three months ended June 30,
(in thousands, except percentages)	2026	2025	$ change	% change
Revenue:
Product	$23,981	$20,064	$3,917	20%
Service	4,982	5,773	(791)	(14)%
Total revenue	28,963	25,837	3,126	12%
Cost of revenue:
Product	13,186	16,410	(3,224)	(20)%
Service	2,483	2,384	99	4%
Total cost of revenue	15,669	18,794	(3,125)	(17)%
Gross profit	13,294	7,043	6,251	89%
Research and development	5,785	8,114	(2,329)	(29)%
Sales and marketing	8,405	9,907	(1,502)	(15)%
General and administrative	12,912	22,189	(9,277)	(42)%
Restructuring and other	6,764	3,767	2,997	80%
Desktop Metal litigation	—	3,246	(3,246)	(100)%
Impairment losses	—	1,456	(1,456)	(100)%
Total operating loss	(20,572)	(41,636)	21,064	(51)%
Gain on investment in marketable equity securities	7,272	16,287	(9,015)	(55)%
Other expense, net	(8)	(56)	48	(86)%
Finance income	6,901	14,353	(7,452)	(52)%
Finance expense	(247)	(234)	(13)	6%
Loss before income taxes	(6,654)	(11,286)	4,632	(41)%
Income tax expense	(150)	(76)	(74)	97%
Net loss from continuing operations	(6,804)	(11,362)	4,558	(40)%
Net loss from discontinued operations, net of income tax of nil	—	(169,761)	169,761	(100)%
Net loss	(6,804)	(181,123)	174,319	(96)%
Less: Net loss attributable to non-controlling interests	—	(87)	87	(100)%
Net loss attributable to common shareholders	$(6,804)	$(181,036)	$174,232	(96)%

Total revenue increased $3.1 million due to Surface Mount Technology ("SMT") product line revenue increasing $6.5 million. During the three months ended June 30, 2025, demand was negatively impacted by tariff uncertainty. The increase in revenue was partially offset by a decrease in revenue due to the sale of the product line of AME, of $1.1 million, and a decrease in FFF product line revenue of $2.0 million.

Cost of revenue decreased $3.1 million, of which, $3.8 million is the decrease in inventory step-up amortization and intangible asset amortization from purchase accounting. Cost savings initiatives continue to positively impact margins across the product lines, partially offsetting these factors is the increase in cost of revenue due to increased sales volume.

Research and development expense decreased $2.3 million, primarily due to a decrease in legacy payroll and related expenses, largely associated with lower payroll costs due to lower headcount from organizational synergies and divestments.

Sales and marketing expense decreased $1.5 million largely associated with lower payroll costs due to lower headcount from organizational synergies and divestments.

General and administrative expense decreased $9.3 million primarily due the second quarter of 2025 including $8.3 million of Markforged and Desktop Metal transaction costs. The remaining change is due to a decrease in legacy payroll and related expenses, largely associated with lower payroll costs due to lower headcount from organizational synergies and divestments.

Restructuring and other expense increased $3.0 million due to the ongoing strategic alternative review announced on September 9, 2025. These costs include professional service fees from our banking partners, legal services, and other related costs. Offsetting the increase in related fees, the loss from sale of business assets was $1.3 million in the second quarter of 2026 versus $1.7 million from the loss of deconsolidation of subsidiaries in the second quarter of 2025.

We incurred $3.2 million of litigation expense associated with the 2025 Desktop Metal acquisition litigation during the three months ended June 30, 2025 that did not recur in the three months ended June 30, 2026.

The impairment loss in the second quarter of 2025 related to the right-of-use asset impairment of Nano's previous Massachusetts office.

Gain on Investment in Marketable Equity Securities

Gain on investment in marketable equity securities for the three months ended June 30, 2026 decreased $9.0 million compared to the three months ended June 30, 2025. These changes are consistent with the change in share price of Stratasys Ltd. (SYSS) over both periods.

Finance Income and Expense

We recognized net financial income of $6.7 million for the three months ended June 30, 2026 compared to $14.1 million for the three months ended June 30, 2025 a decrease of $7.4 million. The decrease is primarily attributed to a decrease in bank interest due to lower cash balances and interest rates.

Net Loss from Discontinued Operations

We incurred a loss from discontinued operations of $169.8 million for the three months ended June 30, 2025. This is due to the full impairment of the Desktop Metal asset group of $139.4 million and loss from discontinued operations during the three months ended June 30, 2025 of $30.4 million.

Comparison of the six months ended June 30, 2026 and 2025

Revenue and Net Loss

The following table presents consolidated revenue and net loss:

	Six months ended June 30,
(in thousands of U.S. dollars, except percentages)	2026	2025	$ change	% change
Revenue:
Product revenue	$46,912	$31,743	$15,169	48%
Service revenue	11,776	8,495	3,281	39%
Total revenue	58,688	40,238	18,450	46%
Cost of revenue:
Product	27,408	23,491	3,917	17%
Service	5,859	3,863	1,996	52%
Total cost of revenue	33,267	27,354	5,913	22%
Gross Profit	25,421	12,884	12,537	97%
Research and development	13,989	14,058	(69)	(0)%
Sales and marketing	18,097	15,551	2,546	16%
General and administrative	28,121	27,856	265	1%
Restructuring and other	9,891	4,947	4,944	100%
Desktop Metal litigation	—	31,315	(31,315)	(100)%
Impairment losses	40,388	2,685	37,703	1404%
Total operating loss	(85,065)	(83,528)	(1,537)	2%
(Loss) gain on investment in marketable equity securities	(1,163)	25,013	(26,176)	(105)%
Other expense, net	(8)	(56)	48	(86)%
Finance income	10,413	23,673	(13,260)	(56)%
Finance expense	(493)	(1,913)	1,420	(74)%
Loss before income taxes	(76,316)	(36,811)	(39,505)	107%
Income tax expense	(150)	(99)	(51)	52%
Net loss from continuing operations	(76,466)	(36,910)	(39,556)	107%
Net loss from discontinued operations, net of income tax of nil	—	(169,761)	169,761	(100)%
Net loss	(76,466)	(206,671)	130,205	(63)%
Less: Net loss attributable to non-controlling interests	—	(323)	323	(100)%
Net loss attributable to common shareholders	$(76,466)	$(206,348)	$129,882	(63)%

Total revenue increased $18.6 million, of which $15.1 million was attributable to the inclusion of two quarters of Markforged versus one in 2025. During the six months ended June 30, 2025, demand was negatively impacted by tariff uncertainty. This increase in revenue was partially offset by a decrease due to the sale of the product line of AME of $1.1 million.

Cost of revenue increased $5.9 million, of which $10.5 million was attributable to the acquisition of Markforged. Cost savings initiatives continue to positively impact margins across the product lines, partially offsetting these factors is the increase in cost of revenue due to increased sales volume.

Research and development expense decreased $0.3 million due to lower payroll costs due to lower headcount from organizational synergies and divestments.

Sales and marketing expense increased $2.7 million due primarily to the acquisition of Markforged which added $6.8 million, partially offset by a decrease in legacy payroll and related expenses, largely associated with lower payroll costs due to lower headcount from organizational synergies.

General and administrative expense increased $0.4 million. Stock based compensation expense increased $2.7 million due to one-time grants to our directors in the first quarter of 2026 contrasted with the reversal of expense in the first quarter of 2025 due to executive turnover. The increases in expense were largely offset by lower payroll costs due to lower headcount from organizational synergies and divestments.

Restructuring and other expense increased $4.9 million due to the ongoing strategic alternative review announced on September 9, 2025. These costs include professional service fees from our banking partners, legal services, and other related costs. Offsetting the increase in related fees, the sale of business assets was $1.3 million in the second quarter of 2026 versus $1.7 million for the loss from deconsolidation of subsidiaries in the second quarter of 2025.

We incurred $31.3 million of litigation expense associated with the 2025 Desktop Metal acquisition litigation during the six months ended June 30, 2025 that did not recur in the six months ended June 30, 2026.

Impairment losses increased $37.7 million in 2026 due to impairment of the Markforged FFF product line goodwill balance of $40.4 million. The impairment loss in 2025 consisted of property, plant, and equipment related to the discontinuation of product lines, primarily Admatec, and right-of-use asset impairment of Nano's previous Massachusetts office.

(Loss) Gain on Investment in Marketable Equity Securities

Loss on investment in marketable equity securities for the six months ended June 30, 2026 was a loss of $1.2 million compared to a gain of $25.0 million for the six months ended June 30, 2025. These changes are consistent with the change in share price of Stratasys Ltd. (SYSS) over both periods.

Finance Income and Expense

We recognized net financial income of $9.9 million for the six months ended June 30, 2026 compared to $21.8 million for the six months ended June 30, 2025, a decrease of $11.8 million. The decrease is primarily attributed to a decrease in bank interest due to lower cash balances and interest rates.

Net Loss from Discontinued Operations

We incurred a loss from discontinued operations of $169.8 million for the six months ended June 30, 2025. This was due to the full impairment of the Desktop Metal asset group of $139.4 million and loss from discontinued operations during the six months ended June 30, 2025 of $30.4 million.

Liquidity and Capital Resources

Overview

Since our inception through June 30, 2026, we have funded our operations principally with $1.6 billion from issuance of Ordinary Shares, warrants and convertible notes. As of June 30, 2026, we held $349.1 million in cash and cash equivalents.

Our material cash requirements from known contractual and other obligations relate to minimum operating lease obligations, including the $13.0 million cash payment to exit the headquarters lease paid in the third quarter of 2026. We are also subject to ongoing payment obligations. For example, pursuant to the Settlement Agreement, we will be required to make installment payments thereafter of $2.0 million and $4.0 million in the fourth quarters of fiscal years 2026 and 2027, respectively, which payments represent substantial ongoing payment obligations.

The table below presents our cash flows:

	Six months ended June 30,
(in thousands)	2026	2025
Cash flows used in operating activities	$(30,953)	$(50,594)
Cash flow from (used in) investing activities	170,543	(78,277)
Cash flow used in financing activities	(81)	(72)
Net cash used in discontinued operations	—	(6,161)
Effect of exchange rate fluctuations on cash	4,382	2,856
Net increase (decrease) in cash, cash equivalents and restricted cash	$143,891	$(132,248)

Operating Activities

Net cash used in operating activities of $31.0 million during the six months ended June 30, 2026 was primarily used for payment of payroll and related expenses, professional services, and costs related to restructuring efforts, offset by interest received from banks.

Net cash used in operating activities of $50.6 million during the six months ended June 30, 2025 was primarily used for payment of payroll and related expenses, rental fees and maintenance, travel and other miscellaneous expenses, offset by interest received from banks and the accrual of litigation and transaction related costs for the Desktop Metal and Markforged acquisitions.

Investing Activities

Net cash from investing activities of $170.5 million during the six months ended June 30, 2026 was primarily due to the maturity of long term deposits (investments) being reinvested in short term deposits to maximize available liquidity and are classified as cash and cash equivalents on the condensed consolidated balance sheets. In addition, proceeds of $2.0 million from the sale of AME assets were received in the second quarter of 2026.

Net cash used in investing activities of $78.3 million during the six months ended June 30, 2025 due to the purchases of Desktop Metal and Markforged in April 2025, partially offset by the change in bank deposits used to finance the acquisitions.

Financing Activities

Net cash used in financing activities was immaterial for the six months ended June 30, 2026 and 2025.

Discontinued Operations

Net cash used in discontinued operations is related the activity of Desktop Metal for the period from acquisition in April 2025 through June 30, 2025.

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

The following is a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Net loss from continuing operations	$(6,804)	$(11,362)	$(76,466)	$(36,910)
Income tax expense	150	76	150	99
Depreciation and amortization	1,704	1,936	4,136	2,510
Interest expense	221	184	442	184
Interest income	(3,804)	(5,944)	(7,456)	(15,253)
EBITDA (loss)	(8,533)	(15,110)	(79,194)	(49,370)
Finance (income) expenses from revaluation of assets and liabilities	(7,272)	(16,266)	1,162	(24,992)
Exchange rate differences	(3,098)	(8,363)	(2,958)	(6,724)
Share-based compensation expense	873	2,430	3,798	1,644
Desktop Metal litigation related expenses	—	3,246	—	31,315
Desktop Metal and Markforged transaction related expenses	58	8,305	614	9,820
Restructuring and other	6,764	3,767	9,891	4,947
Impairment losses	—	1,456	40,388	2,685
Acquisition inventory step-up amortization	—	3,849	616	3,849
Litigation, settlements, and contingencies	1,616	—	3,567	—
Adjusted EBITDA (loss)	$(9,592)	$(16,686)	$(22,116)	$(26,826)

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management, including our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of such period because of the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

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

Changes in Internal Control over Financial Reporting

Except for the remediation changes that are being implemented, as described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, these actions, in the aggregate, could have a material adverse impact on our financial position, results of operations or liquidity. A description of our legal proceedings is included in "Item 1. Financial Statements, Note 12. Commitments and Contingencies," and is incorporated herein by reference.

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

ITEM 5. OTHER INFORMATION

(c)
Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Nano Dimension Ltd.

Date: August 6, 2026	By:	/s/ Moshe Rozenbaum
Moshe Rozenbaum
Interim Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ John Brenton
John Brenton
Chief Financial Officer (Principal Financial and Accounting Officer)