Form 10-Q
period 2026-09-30
Nano Dimension Ltd.
filed 2026-11-05
CIK 1643303

pro

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of Registrant’s Ordinary Shares outstanding as of November 4, 2026 was 198,231,571.

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
•
our ability to complete the pending sale of Markforged, Inc. to Stratasys Ltd. on the anticipated terms and timing, or at all;
•
the transformation of our business resulting from the change in our management and board, including the change in control that occurred on July 17, 2026 in connection with our settlement agreement with Murchinson Ltd.;
•
changes in our strategy;
•
the impact of competition and new technologies;
•
the overall global economic environment;
•
geopolitical tensions and political events, including the ongoing war between Ukraine and Russia and the conflict in the Middle East, including the ongoing tension between Iran and Israel and Iran and the U.S.;
•
projected capital expenditures and liquidity;
•
the outcome of pending litigation;
•
our ability to remediate the material weakness in our internal control over financial reporting and to maintain effective disclosure controls and procedures; and
•
those factors referred to in “PART I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “PART II. Item 1A. Risk Factors,” as well as in this Quarterly Report on Form 10-Q generally.

Readers are urged to carefully review and consider the various disclosures made throughout this Quarterly Report on Form 10-Q which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

You should not put undue reliance on any forward-looking statements. Any forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Further information on potential risk factors that could affect our financial results is included in the filings made by us from time to time with the SEC including under the sections entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2026.

i

ii

NANO DIMENSION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$314,852	$204,672
Bank deposits	—	168,997
Marketable equity securities	80,566	84,154
Restricted bank deposits	1,169	123
Trade receivables, net of allowance for credit losses ($739 and $861, respectively)	27,832	26,047
Inventory	29,968	32,878
Other current assets	12,462	8,938
Total current assets	466,849	525,809
Restricted bank deposits	270	1,610
Property, plant and equipment, net	14,174	24,840
Operating lease right-of-use assets	7,915	23,789
Deferred tax assets	424	424
Goodwill	—	40,388
Intangible assets, net	16,826	19,434
Other assets	1,501	1,930
Total assets	$507,959	$638,224
Liabilities and Equity
Trade payables	$10,292	$11,999
Accrued liabilities	23,381	19,514
Deferred revenue	11,858	11,873
Current portion of lease liability	2,045	8,923
Current portion of bank loan	150	158
Current settlement payable - related party	14,700	—
Total current liabilities	62,426	52,467
Employee benefits	2,524	3,697
Operating lease liabilities	3,068	23,323
Bank loan	37	158
Long-term settlement payable	3,422	2,974
Long-term deferred revenue	3,562	3,617
Total liabilities	75,039	86,236
Commitments and contingencies (Note 12)
Equity:
Share capital of NIS 5 par value each; 500,000,000 ordinary shares authorized; 204,003,865 and 206,811,875 shares outstanding as of September 30, 2026 and December 31, 2025, respectively, and 283,521,031 and 279,306,522 shares issued as of September 30, 2026 and December 31, 2025, respectively.	424,033	417,084
Additional paid-in capital	1,295,932	1,297,323
Treasury stock	(203,581)	(192,507)
Accumulated other comprehensive income	2,617	1,048
Accumulated loss	(1,086,081)	(970,960)
Total equity	432,920	551,988
Total liabilities and equity	$507,959	$638,224

See Notes to Condensed Consolidated Financial Statements.

NANO DIMENSION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue:
Product	$26,230	$20,199	$73,142	$51,942
Service	5,685	6,685	17,461	15,180
Total revenue	31,915	26,884	90,603	67,122
Cost of revenue:
Product	14,197	15,187	41,605	38,678
Service	3,277	3,553	9,136	7,416
Total cost of revenue	17,474	18,740	50,741	46,094
Gross profit	14,441	8,144	39,862	21,028
Operating expenses:
Research and development	4,914	8,530	18,903	22,588
Sales and marketing	7,882	10,097	25,979	25,648
General and administrative	33,620	14,210	61,741	41,985
Restructuring and other	5,815	2,021	15,706	7,049
Desktop Metal litigation	—	693	—	32,008
Impairment losses	1,190	5,721	41,578	8,406
Operating loss	(38,980)	(33,128)	(124,045)	(116,656)
Gain (loss) on investment in marketable equity securities	(2,424)	(2,617)	(3,587)	22,396
Other expense, net	(167)	(150)	(175)	(206)
Finance income	3,137	6,674	13,550	28,697
Finance expense	(245)	(258)	(738)	(521)
Loss before income taxes	(38,679)	(29,479)	(114,995)	(66,290)
Income tax expense (benefit)	(24)	24	126	123
Net loss from continuing operations	(38,655)	(29,503)	(115,121)	(66,413)
Net loss from discontinued operations, net of income tax of nil	—	(23,502)	—	(193,263)
Net loss	(38,655)	(53,005)	(115,121)	(259,676)
Less: Net loss attributable to non-controlling interests	—	—	—	(323)
Net loss attributable to common shareholders	$(38,655)	$(53,005)	$(115,121)	$(259,353)

Net loss attributable to common shareholders:
Continuing operations - basic and diluted	$(0.18)	$(0.13)	$(0.55)	$(0.30)
Discontinued operations - basic and diluted	$—	$(0.11)	$—	$(0.89)

Weighted average common shares outstanding, basic and diluted	209,408	218,854	208,919	217,663
Net loss	$(38,655)	$(53,005)	$(115,121)	$(259,676)
Other comprehensive income:
Foreign currency translation adjustment	548	(107)	915	1,571
Remeasurement of pension and post-employment benefit plans, net of tax	—	—	654	—
Comprehensive loss	(38,107)	(53,112)	(113,552)	(258,105)
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(224)
Comprehensive loss attributable to common shareholders	$(38,107)	$(53,112)	$(113,552)	$(257,881)

See Notes to Condensed Consolidated Financial Statements.

NANO DIMENSION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands) (Unaudited)

	Share Capital	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Non- Controlling Interests	Total Equity
December 31, 2024	$409,145	$1,297,348	$(167,651)	$(1,137)	$(677,665)	$860,040	$715	$860,755
Net loss	—	—	—	—	(25,312)	(25,312)	(236)	(25,548)
Other comprehensive income for the period	—	—	—	581	—	581	12	593
Exercise of options and vesting of RSUs	1,828	(1,828)	—	—	—	—	—	—
Share-based compensation expense	—	(786)	—	—	—	(786)	—	(786)
March 31, 2025	410,973	1,294,734	(167,651)	(556)	(702,977)	834,523	491	835,014
Net loss	—	—	—	—	(181,036)	(181,036)	(87)	(181,123)
Other comprehensive income for the period	—	—	—	1,112	—	1,112	29	1,141
Exercise of options and vesting of RSUs	1,793	(1,793)	—	—	—	—	—	—
Share-based compensation for pre-combination service	—	2,054	—	—	—	2,054	—	2,054
Share-based compensation expense	—	2,430	—	—	—	2,430	—	2,430
Deconsolidation of subsidiaries	—	—	—	26	—	26	(433)	(407)
June 30, 2025	412,766	1,297,425	(167,651)	582	(884,013)	659,109	—	659,109
Net loss	—	—	—	—	(53,005)	(53,005)	—	(53,005)
Other comprehensive loss for the period	—	—	—	(107)	—	(107)	—	(107)
Exercise of options and vesting of RSUs	3,105	(3,105)	—	—	—	—	—	—
Repurchase of treasury shares	—	—	(5,613)	—	—	(5,613)	—	(5,613)
Share-based compensation expense	—	1,375	—	—	—	1,375	—	1,375
Deconsolidation of subsidiaries	—	—	—	—	—	—	—	—
September 30, 2025	$415,871	$1,295,695	$(173,264)	$475	$(937,018)	$601,759	$—	$601,759

December 31, 2025	$417,084	$1,297,323	$(192,507)	$1,048	$(970,960)	$551,988	$—	$551,988
Net loss	—	—	—	—	(69,662)	(69,662)	—	(69,662)
Other comprehensive income for the period	—	—	—	193	—	193	—	193
Vesting of RSUs	1,885	(1,885)	—	—	—	—	—	—
Share-based compensation expense	—	2,925	—	—	—	2,925	—	2,925
March 31, 2026	418,969	1,298,363	(192,507)	1,241	(1,040,622)	485,444	—	485,444
Net loss	—	—	—	—	(6,804)	(6,804)	—	(6,804)
Other comprehensive income for the period	—	—	—	828	—	828	—	828
Vesting of RSUs	3,121	(3,121)	—	—	—	—	—	—
Share issuance as part of legal settlement	1,215	(66)	—	—	—	1,149	—	1,149
Share-based compensation expense	—	873	—	—	—	873	—	873
June 30, 2026	423,305	1,296,049	(192,507)	2,069	(1,047,426)	481,490	—	481,490
Net loss	—	—	—	—	(38,655)	(38,655)	—	(38,655)
Other comprehensive income for the period	—	—	—	548	—	548	—	548
Exercise of options and vesting of RSUs	728	(728)	—	—	—	—	—	—
Repurchase of treasury shares	—	—	(11,074)	—	—	(11,074)	—	(11,074)
Share-based compensation expense	—	611	—	—	—	611	—	611
September 30, 2026	$424,033	$1,295,932	$(203,581)	$2,617	$(1,086,081)	$432,920	$—	$432,920

See Notes to Condensed Consolidated Financial Statements.

NANO DIMENSION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net loss	$(115,121)	$(66,413)
Adjustments:
Depreciation, amortization and non-cash lease interest	10,730	15,052
Impairment losses	41,578	8,406
Changes in fair value of equity securities	3,588	(22,396)
Loss from deconsolidation of subsidiaries	—	1,666
Loss from sale of business assets	1,314	—
Share-based compensation expense	4,409	3,018
Share-based settlement payment	1,215	—
Changes in assets and liabilities:	—
(Increase) decrease in inventory	(2,743)	3,418
(Increase) in other current assets	(493)	(602)
(Increase) decrease in trade receivables	(2,431)	2,171
Increase (decrease) in other payables	8,437	(9,324)
(Decrease) in employee benefits	(619)	(508)
(Decrease) increase in trade payables	(1,604)	6,255
Other	(3,342)	723
Net cash used in operating activities	(55,082)	(58,534)
Cash flow relating to investing activities
Change in bank deposits	168,756	333,799
Purchase of property plant and equipment	(592)	(672)
Acquisition of subsidiaries, net of cash acquired	—	(267,806)
Deconsolidation of subsidiaries	—	(476)
Proceeds from sale of AME assets	2,000	—
Net cash provided by (used in) investing activities	170,164	64,845
Cash flow relating to financing activities
Repayment long-term bank debt	(119)	(111)
Repurchase of treasury shares	(11,074)	(5,050)
Net cash used in financing activities	(11,193)	(5,161)
Cash flow relating to discontinued operations
Net cash used in operating activities	—	(31,945)
Net cash used in investing activities	—	(437)
Net cash provided by financing activities	—	10,009
Net cash used in discontinued operations	—	(22,373)
Increase (decrease) in cash, cash equivalents and restricted cash	103,889	(21,223)
Effect of exchange rate fluctuations on cash	5,997	3,821
Cash, cash equivalents and restricted cash at beginning of the period	206,405	318,474
Cash, cash equivalents and restricted cash at end of the period	$316,291	$301,072

Supplemental disclosures of cash flow information
Cash and cash equivalents	$314,852	299,357
Restricted cash in restricted deposits, current	1,169	60
Restricted cash in restricted deposits, non-current	270	1,655
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$316,291	$301,072

Non-cash operating and investing activity
Lease liabilities arising from obtaining right-of-use assets	—	1,167
Non-cash investing and financing activity
Share issuance as part of settlement	1,215	—
Fair value of contingent consideration (earnout) received in connection with sale of business assets	2,933	—
Acquisition replacement awards for pre-combination service	—	2,054
Repurchase of treasury shares in trade payables	—	563
Supplemental disclosure of cash flow information
Income taxes paid during the period	—	56

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

Material events in the reporting period

Conflicts in the Middle East

On February 28, 2026, the U.S. and Israel initiated air strikes against Iranian military targets and leadership. Since then, retaliation by Iran against U.S. and Israeli interests in the Middle East has been widespread. As of the date of the filing of this Quarterly Report on Form 10-Q, military activity and hostilities continue to escalate in the Middle East, and the situation throughout the region remains volatile, with the potential for continued escalation into a broader and more sustained regional conflict. The impact of the conflict on The Company's results of operation and financial condition is immaterial.

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

Financial instruments consist of cash equivalents, bank deposits, marketable securities, trade receivables, trade payables, accrued liabilities, and settlements payable. Cash equivalents, bank deposits, trade receivables, trade payables, accrued liabilities, and settlements payable are stated at their carrying value, which approximates their fair value due to the short time to the expected receipt or payment date.

The Company measures investment in marketable equity securities at fair value on the condensed consolidated statements of operations and comprehensive loss.

In connection with the sale of the AME business assets, the Company elected to record the earnout at fair value at inception and will reassess the carrying value at each reporting date based on information reasonably available at that time. The earnout is based on the Company’s estimate of the sales value of inventory and collectability of receivables over the twelve months from the closing date and as such is categorized as Level 3. There was no change in the fair value of the earnout from the date of sale, April 6, 2026, through September 30, 2026. Subsequent changes in the fair value of the contingent consideration will be recognized in the condensed consolidated statements of operations and comprehensive loss. See Note 8 for additional discussion.

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$2,579	$—	$—	$2,579
Bank deposits	293,787	—	—	293,787
Marketable equity securities	80,566	—	—	80,566
Contingent consideration (earnout) received in connection with sale of business assets	—	—	2,933	2,933
Total assets measured at fair value	$376,932	$—	$2,933	$379,865

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$8,403	$—	$—	$8,403
Bank deposits	339,851	—	—	339,851
Marketable equity securities	84,154	—	—	84,154
Total assets measured at fair value	$432,408	$—	$—	$432,408

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

The Company reviews goodwill for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. If a qualitative assessment is performed and the fair value of the reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary. When the quantitative goodwill impairment test is performed, the Company determines fair value using accepted valuation techniques, which can include the market and discounted cash flow methods. The fair value of the reporting unit is compared to the carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, we do not consider the goodwill impaired. If the carrying value is higher than the fair value, we recognize the difference as an impairment loss, limited to the total amount of goodwill.

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

As a result of our ongoing strategic review process, there was an indicator of value for the Markforged FFF product line that was a triggering event for a goodwill impairment review. As a result, the Company conducted a goodwill impairment review and it was determined that the entire Markforged FFF product line goodwill balance was impaired as of March 31, 2026, resulting in a charge of $40.4 million during the nine months ended September 30, 2026.

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

On July 15, 2026, the Company entered into an agreement to terminate the lease for its current corporate headquarters, effective December 31, 2026, in exchange for a one-time payment of $13.0 million paid upon entering into the agreement. The right-of-use asset was partially impaired in the amount of $5.7 million in the third quarter of 2025. The right-of-use asset of $16.0 million and liability of $21.7 million was modified as of the modification date to $8.6 million and $14.3 million, respectively. The Company recorded rent expense for the modified lease of $4.6 million during the third quarter of 2026. The net book value of the leasehold improvements for our corporate headquarters was $6.7 million as of the termination date. As such, the remaining balance is depreciated over the remaining term.

The pending sale of Markforged, Inc. to Stratasys was determined to be a triggering event as the pending sale is structured to only include Markforged, Inc. and its subsidiaries, leaving Markforged Holding Corp. and its other subsidiary, Markforged Sweden AB (MFS) as ongoing subsidiaries of Nano Dimension Ltd. Upon review of the recoverability of the asset group, based on future expected cash flows, categorized as level 3 of the fair value hierarchy, an impairment charge of $1.2 million was recorded for the three and nine months ended September 30, 2026 against the fixed assets. Following the impairment, the remaining property, plant and equipment, net of MFS is $0.4 million as of September 30, 2026.

In 2025, the Company exited its previous U.S. headquarters at 300 5th Avenue, Waltham, Massachusetts and sublet the facility leading to a non-cash, pre-tax and after-tax impairment charge of $1.5 million recorded in the second quarter of 2025. The Company partially impaired an abandoned portion of the Markforged 60 Tower headquarters in Waltham, Massachusetts resulting in a non-cash, pre-tax and after-tax impairment charge of $5.7 million related to the operating lease right-of-use (“ROU”) asset recorded in the third quarter of 2025.

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

Note 3 - Allowance for credit losses

The following is a summary of the activity of the Company’s allowance for credit losses:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Beginning balance	$950	$1,213	$861	$811
Provisions	—	233	143	632
Write-offs	(203)	(337)	(266)	(336)
Foreign currency adjustment	(8)	—	1	2
Ending balance	$739	$1,109	$739	$1,109

Note 4 – Other current assets

Other current assets consist of the following:

	September 30,	December 31,
	2026	2025
Government authorities	$3,072	$2,767
Prepaid expenses	5,388	4,363
Contingent consideration (earnout) received in connection with sale of business assets	2,933	—
Other	1,069	1,808
Other current assets	$12,462	$8,938

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 5 – Inventory

Inventory consists of the following:

	September 30,	December 31,
	2026	2025
Raw materials	$9,575	$10,659
Work in progress	4,470	3,803
Finished goods	15,923	18,416
Inventory	$29,968	$32,878

Note 6 – Property, plant and equipment, net

The composition of property, plant and equipment, net is as follows:

	September 30,	December 31,
	2026	2025
Machinery, equipment and vehicles	$13,552	$24,830
Computer hardware and software	3,763	8,416
Furniture and fixtures	808	2,548
Leasehold improvements	13,217	16,839
Buildings	6,866	7,185
Other	132	630
Total	38,338	60,448
Less: Accumulated depreciation	(24,164)	(35,608)
Property, plant and equipment, net	$14,174	$24,840

On July 15, 2026, the Company entered into an agreement to terminate the lease for its current corporate headquarters, effective December 31, 2026, in exchange for a one-time payment of $13.0 million paid upon entering in to the agreement. The net book value of the leasehold improvements for our corporate headquarters was $6.7 million as of the termination date. As such, the remaining balance is depreciated over the remaining term which resulted in $3.3 million of depreciation in the third quarter of 2026. The pending sale of Markforged, Inc. to Stratasys was determined to be a triggering event as the sale is structured to only include Markforged, Inc. and its subsidiaries, leaving Markforged Holding Corp. and its other subsidiary, Markforged Sweden AB (MFS) as ongoing subsidiaries of Nano Dimension Ltd. Upon review of the fair value of the fixed assets, an impairment charge of $1.2 million was recorded for the three and nine months ended September 30, 2026. In addition, the sale of the additively manufactured electronics (“AME”) business assets in April 2026 resulted in the removal of property, plant & equipment with a net book value of $3.0 million.

Note 7 – Goodwill and Intangible Assets

Goodwill

The following table represents the change in the carrying value of goodwill for the nine months ended September 30, 2026:

Activity
Balance as of December 31, 2025	$40,388
Impairment of Markforged Goodwill	(40,388)
Balance as of September 30, 2026	$—

As a result of our ongoing strategic review process, there was an indicator of value for the Markforged FFF product line that was a triggering event for a goodwill impairment review. As a result, the Company conducted a goodwill impairment review and it was determined that the entire Markforged FFF product line goodwill balance was impaired as of March 31, 2026, resulting in a charge of $40.4 million during the nine months ended September 30, 2026.

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Intangible assets, net

The following table displays intangible assets, net by major class:

	September 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Technology	$13,636	$(3,223)	$10,413	$13,636	$(1,519)	$12,117
Mutual licensing under settlement agreement	5,320	(332)	4,988	5,320	(156)	5,164
Trademark	1,811	(1,811)	—	1,811	(1,207)	604
Customer relationships	1,660	(235)	1,425	1,660	(111)	1,549
Intangible assets	$22,427	$(5,601)	$16,826	$22,427	$(2,993)	$19,434

The Company recognized amortization expense of intangible assets as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of revenue	$558	$752	$1,704	$1,288
Operating expenses	41	494	728	824
Total	$599	$1,246	$2,432	$2,112

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

As of September 30, 2026, estimated amortization expense for intangible assets for each of the next five fiscal years and thereafter is expected to be as follows:

For the Years Ended December 31,	Estimated Amortization Expense
2026 (remaining three months)	$668
2027	2,673
2028	2,673
2029	2,673
2030	2,673
Thereafter	5,466
Total intangible assets, net	$16,826

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 8 – Acquisitions and Divestitures

Fiscal 2025 Activity

Acquisition and Divestiture of Desktop Metal, Inc. (“Desktop Metal” or “Desktop”)

On April 2, 2025, the Company acquired 100% of the shares and voting interests in Desktop Metal, a U.S. based publicly traded company (NYSE: DM). Desktop Metal designs and manufactures industrial-grade 3D printers, materials, and software. The acquisition of Desktop Metal was expected to generate operational synergies, while expanding the Company’s customer base and global market presence across key industries. After signing the Merger Agreement on July 2, 2024 (the “Merger Agreement”), the Company and Desktop worked diligently to close the transactions. By late 2024, the sole remaining condition to closing the transactions was approval by the Committee on Foreign Investment in the United States (“CFIUS”). Desktop instituted a series of legal proceedings against the Company to compel the closing of the transactions. In the months that followed, Desktop incurred significant legal expenses that placed financial strain on its financial resources. After several months, Desktop prevailed in the litigation while reaching insolvency. Immediately following the merger with Desktop (the “Merger”), the Company provided a $12.0 million bridge loan to Desktop but notified Desktop that no further capital would be infused from the Company. On July 28, 2025, Desktop Metal filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code and was immediately deconsolidated by the Company. The results of Desktop Metal from April 2, 2025 through September 30, 2025 as well as impairment charges related to the Desktop Metal assets and the costs associated with the bankruptcy and deconsolidation are included in Net loss from discontinued operations on the condensed consolidated statements of operations and comprehensive loss.

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

The Company determined that the Desktop assets would be disposed of through a sale or other process on the acquisition date and pursued a plan to sell or otherwise dispose of the Desktop business throughout the fiscal quarter following the closing of the Merger. The Company also recorded impairment charges related to the Desktop assets and the costs associated with the bankruptcy and deconsolidation of Desktop in discontinued operations on the Company’s condensed consolidated statements of operations and comprehensive loss following the closing of the Merger. The condensed consolidated statements of operations and comprehensive loss include impairment of the Desktop Metal asset group of $139.4 million and loss from operations for the period of acquisition through September 30, 2025 of $53.9 million, which are both included within net loss from discontinued operations of $193.3 million.

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

Acquisition of Markforged Holding Corporation (“Markforged”)

On April 25, 2025, the Company acquired 100% of the shares and voting interests in Markforged, a U.S. based publicly traded company (NYSE: MKFG). Markforged designs, produces and markets cloud-based software products (including its software enabled platform the Digital Forge) and hardware products, including precise and reliable 3D printers, proprietary metal and composite materials to bring industrial production to the point of need on the factory floor. The acquisition of Markforged would enable the Company to access Markforged’s additive manufacturing technology, facilitating a broader, more integrated product portfolio. On May 27, 2026, the Company entered into a definitive agreement to sell MarkForged Inc. to Stratasys Ltd. The transaction is expected to close in the forth quarter of 2026, subject to regulatory approvals and customary closing conditions.

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

	Three months ended	Nine months ended
	September 30, 2025	September 30, 2025
Revenue	$26,884	$86,853
Net loss attributable to common shareholders	(53,005)	(301,318)
Net loss per share - basic and diluted	(0.24)	(1.38)

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

Divestitures

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On April 6, 2026, the AME product line and previously discontinued Fabrica product line were divested. The total consideration payable to the Company in connection with the transaction is up to $12.5 million, consisting of a $2.0 million cash payment, and up to $10.5 million of deferred payments tied to the future performance of the product lines over the next twelve months. The contingent consideration consists of up to $4.0 million (AME, 50% of net cash proceeds) and up to $6.5 million (Fabrica, 50% of net cash proceeds), each measured over a 12-month Earn-Out period. The deferred consideration (the “Earn-Out”) is contingent on the purchaser selling the transferred assets over a 12-month period following closing. The Company receives 50% of net cash proceeds actually collected or invoiced and collected within six months thereafter from the transferred AME inventory, capped at $4.0 million. The Company also receives 50% of net cash proceeds from Fabrica inventory, capped at $6.5 million. The final amount, in each case, is net of returns, credits, shipping, duties, and third-party commissions. The Earn-Out was recognized at its estimated fair value at the disposal date of $2.1 million for AME and $0.8 million for Fabrica, or $2.9 million in total, within Other current assets. There was no change in fair value as of September 30, 2026. The loss on sale of AME assets of $1.3 million was recorded to Restructuring and other during the nine months ended September 30, 2026.

During 2025, the Company discontinued a number of product lines, including, Fabrica, Admatec, Formatec, Formatec Holdings, DeepCube, and the AME online community platform (J.A.M.E.S.). The Company implemented a complete cost reduction program for the DeepCube and Nano Fabrica product lines. In April 2025, Admatec, Formatec, and Formatec Holdings were declared bankrupt. Additionally, in April 2025, J.A.M.E.S. ceased operations.

Loss on deconsolidation of subsidiaries represents the difference between proceeds received upon disposition and the book value of a subsidiary which has been divested and was excluded from treatment as a discontinued operation. Also included in loss on disposal of subsidiaries is recognition of the cumulative translation adjustment out of accumulated other comprehensive loss. The loss on deconsolidation of subsidiaries was $1.8 million related to Admatec and Formatec and a gain of $0.1 million related to J.A.M.E.S. recorded to Restructuring and other during the nine months ended September 30, 2025.

Note 9 – Accrued liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2026	2025
Employees and related liabilities	$6,848	$7,589
Professional services	2,390	2,209
Government authorities	2,022	2,870
Contingencies	7,425	2,123
Current portion of settlement payable	2,000	2,000
Other	2,696	2,723
Accrued liabilities	$23,381	$19,514

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 10 – Equity

Share capital activity was as follows (in thousands of shares of NIS 5 par value per share):

	Ordinary shares
	2026	2025
Shares outstanding as of January 1	206,812	215,777
Repurchase of treasury shares	(7,022)	(3,514)
Exercise of share options and vesting of RSUs during the period	3,510	4,671
Share issuance as part of settlement	704	—
Shares outstanding as of September 30	204,004	216,934

Treasury shares

In January 2025, the Company’s board of directors authorized a repurchase plan, or the $150 million Repurchase Plan, allowing it to invest up to $150 million to repurchase ADSs from time to time, in open market transactions, and/or in privately negotiated transactions or in any other legally permissible ways, depending on market conditions, share price, trading volume and other factors. During the three and nine months ended September 30, 2026 and 2025, 7,022,529 and 3,513,549 ordinary shares were repurchased under the $150 million Repurchase Plan, respectively.

Subsequent to September 30, 2026, through November 4, 2026, the Company repurchased 5,862,810 ADSs in the open market at an average price of $1.46 per share, for an aggregate purchase price of $8.6 million.

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

Stock Options, RSUs and Warrants

The Company has in effect the Employee Stock Option Plan (2015) (the “2015 Plan”).

The 2015 Plan was adopted by Company’s board of directors in February 2015, and was originally scheduled to expire in February 2026. On December 4, 2025, the shareholders of the Company approved a resolution to extend the 2015 Plan by an additional one-year period ending in February 2027. The Company’s employees, directors, officers, consultants, advisors, and suppliers are eligible to participate in this plan.

On March 13, 2019, the Company’s board of directors adopted an appendix to the 2015 Plan for U.S. residents. Under this appendix, the 2015 Plan provides for the granting of options to U.S. residents in compliance with the U.S. Internal Revenue Code of 1986, as amended.

Of these outstanding awards, as of September 30, 2026, 286,250 options to purchase ordinary shares were vested and exercisable.

Stock options

The share options vest over a period of four years. The share options will be exercisable, in consideration of an exercise price, until the earlier of (a) the anniversary of the vesting date of such options, or (b) 90 days from the end of employment date.

A summary of the Company’s stock option activity and related information is as follows:

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	Number of options	Weighted average exercise price	Weighted average intrinsic value
Outstanding on December 31, 2025	298,334	$3.57	$0.02
Granted	—	—	—
Exercised	(4,638)	0.70	0.90
Forfeited	(3,750)	3.05	—
Expired	(3,696)	0.70	0.90
Outstanding on September 30, 2026	289,946	3.66	0.00
Exercisable as of September 30, 2026	286,250	3.66	0.00

The total intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 were $4 thousand and $0.3 million, respectively.

The weighted average remaining contractual life of the outstanding options is 1.7 years as of September 30, 2026.

Restricted stock units (“RSU”)

A summary of the Company’s RSU activity is as follows:

		Weighted
		average
	Number of Units	grant price
Outstanding on December 31, 2025	6,222,034	$1.86
Granted	1,242,256	1.57
Vested	(3,513,932)	1.85
Forfeited	(1,682,625)	1.95
Outstanding on September 30, 2026	2,267,733	$1.70

The weighted average fair values at grant date of RSUs granted for the nine months ended September 30, 2026 and 2025 were $1.57 and $1.41 per share, respectively.

The total fair value of shares vested during the nine months ended September 30, 2026 and 2025 was $5.5 million and $6.6 million, respectively.

As of September 30, 2026, the Company had approximately $3.6 million of unrecognized compensation expense related to non-vested stock options and non-vested RSUs, expected to be recognized over a weighted average period of 1.2 years.

Warrants

A summary of the Company’s warrants activity and related information is as follows:

Weighted
average
		Weighted	remaining
		average	contractual
		exercise	life (in
	Warrants	price	years)
Outstanding on December 31, 2025	29,242,103	$5.96	0.92
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and exercisable as of September 30, 2026	29,242,103	$5.96	0.92

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of September 30, 2026, the outstanding warrants include 27,742,103 Series B warrants issued to Stern YOI Ltd. Partnership in August 2020 to purchase Ordinary Shares at an exercise price of $6.16 per ADS and expiring in August 2027. Stern YOI Ltd. Partnership is a Nevada limited partnership. Mr. Yoav Stern, former Chief Executive Officer of Nano Dimension Ltd., is a managing member of Stern YOI Ltd. Partnership. In September 2020, the Company issued 1,500,000 warrants to purchase 1,500,000 ADSs to the Company’s former director, Mr. Yaron Eitan, in consideration of $150,000. The warrants have an exercise price of $2.25 per ADS and will expire in September 2027.

Stock-Based Compensation

Stock-based compensation expense related to stock options and RSUs is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$51	$171	$314	$497
Research and development expenses	152	541	584	1,254
Sales and marketing expenses	107	140	426	688
General and administrative expenses	301	523	3,085	580
	$611	$1,375	$4,409	$3,019

Note 11 – Revenue

The Company has one operating and reportable segment, which generates revenue via industrial manufacturing solutions of multi-disciplinary technology - combining hardware, software, and materials science.

Revenue per geographical location is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Americas	$12,220	$13,639	$34,743	$29,386
APAC	14,986	3,997	26,981	8,686
EMEA	4,709	9,248	28,879	29,050
Total revenue	$31,915	$26,884	$90,603	$67,122

The following table disaggregates the Company's revenue by the timing of transfer of products or services:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Services transferred over time	$4,536	$4,798	$13,031	$9,810
Goods transferred at a point in time	27,379	22,086	77,572	57,312
Total revenue	$31,915	$26,884	$90,603	$67,122

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

For the three and nine months ended September 30, 2026, the Company recognized $2.7 million and $8.9 million from the deferred revenue account balance as of December 31, 2025, respectively. For the three and nine months ended September 30, 2025, the

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Company recognized $0.6 million and $2.1 million from the deferred revenue account balance as of December 31, 2024, respectively. During the second quarter of 2026, $1.2 million of deferred revenue was written off related to the AME asset sale.

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $7.8 million expected to be recognized in the remainder of 2026, $4.8 million expected to be recognized in 2027, $1.8 million expected to be recognized in 2028, and $1.0 million thereafter.

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

On September 20, 2024, Markforged entered into a settlement agreement with Continuous Composites Inc. (“Continuous Composites”) related to previous litigation (the “Settlement Agreement”) to resolve all claims and counterclaims. Under the terms of the Settlement Agreement, Markforged made an initial upfront payment of $18 million to Continuous Composites on October 10, 2024, and a payment of $1 million in December 2025. Markforged is required to make two additional installment payments thereafter of $2 million and $4 million in the fourth quarters of fiscal years 2026 and 2027, respectively. In consideration of such payments, the Settlement Agreement provided for the dismissal of all claims with prejudice, cross-licenses of the parties’ respective patent portfolios, a mutual release of claims for liabilities arising prior to the effective date of the Settlement Agreement and mutual covenants not to sue. The incremental amount due under the Settlement Agreement compared to the original verdict is determined to be representative of the amount attributable to the licensing of the patent rights contemplated under the Settlement Agreement and was recognized as an intangible asset of $5.5 million, after discount using a rate of 12%. The intangible asset will be amortized to cost of revenue over the 23 year life of the patents. Total amortization expense of $0.1 million and $0.2 million was recognized during the three and nine months ended September 30, 2026 and 2025, respectively, and included in cost of revenue. The remaining future payments of $6.0 million under the Settlement Agreement as of September 30, 2026 are secured by a Security Agreement by and between Markforged and Continuous Composites (the “Security Agreement”). The Company has recorded a settlement payable on the condensed consolidated balance sheet of approximately $5.4 million, of which $2.0 million is a current liability, as of September 30, 2026. The settlement payable will accrete $0.6 million over the remaining payment term recognized as interest expense. Interest expense related to settlement payable was $0.2 million and $0.5 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively.

On July 8, 2025, Quinn Emanuel Urquhart & Sullivan, LLP (“Quinn”) filed a lawsuit against Nano Dimension Ltd. and Ofir Baharav (“Defendants”). Quinn alleges that Defendants tortiously interfered with Quinn’s contract with Desktop Metal, and prevented Desktop Metal from paying Quinn approximately $30.0 million. Quinn also asserts that Defendants are liable pursuant to an alleged attorney’s lien and engaged in unfair and deceptive trade practices, in violation of Massachusetts law. The case is pending in the Business Litigation Session of the Suffolk Superior Court in Massachusetts. On August 12, 2026, the Court denied Defendants’ motion to dismiss. The case remains pending, and Nano intends to vigorously defend itself against the claims, but the Company has concluded that a loss is probable and estimates the range of loss at $6.0 million to the amount of the claim. No amount of that range is a better estimate than any other and the Company has recorded an estimated liability of $6.0 million, the low end of the range, within accrued liabilities as of September 30, 2026. $6.0 million was included as part of General and administrative expense on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026.

During the third quarter of 2025, certain former employees or vendors of the Company or its subsidiaries filed lawsuits alleging that the Company is in breach of certain agreements and are entitled to certain compensation and other benefits. These matters settled during the second quarter of 2026 with payment of $2.3 million that was previously accrued.

During the fourth quarter of 2025, Markforged processed a $1.4 million payment to an account believed to be controlled by one of our vendors, however it was subsequently discovered that this account was not owned by the vendor. The Company suspects that a threat actor gained access to a valid email account of the vendor and used this account to fraudulently change payment instructions. The Company has notified its insurance carrier and engaged breach counsel as well as a forensics partner to help with the

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

investigation. Pending conclusion of the investigation, approximately $1.4 million is accrued at September 30, 2026 as the estimated amount of probable loss which is included as part of general and administrative operating expenses.

On June 5, 2026, plaintiff Stephen Sorensen, the trustee for the Desktop Litigation Trust, which is an entity created as part of Desktop’s liquidation to file lawsuits and marshal assets for distribution to Desktop’s creditors (the “Trustee”) filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division, against the Company, Markforged, and Desktop Metal’s former leadership (the “Director Defendants”), alleging that (a) the Director Defendants breached fiduciary duties owed to Desktop by failing to include a provision in the Desktop Merger Agreement requiring Nano to repurchase more than $115.0 million of Desktop’s notes (the “Notes”) that came due as a result of the Merger, (b) in the alternative, the Merger Agreement included an unwritten implied promise by Nano to repurchase the Notes for $115.0 million plus interest, and (c) that Markforged misappropriated certain alleged trade secrets concerning 3D printing titanium from Desktop at Nano’s direction after Nano bought both entities in April 2025. Based on the same alleged facts, the Trustee asserts claims against the Company and Markforged for conversion, violation of the Computer Fraud and Abuse Act, unfair and deceptive trade practices in violation of Massachusetts law, civil conspiracy, willful violation of Desktop Metal’s bankruptcy stay, avoidance of actual and constructive fraudulent transfers under bankruptcy law, and turnover of Desktop Metal’s alleged estate property. On August 7, 2026, the Company and Markforged moved to dismiss this case. They intend to vigorously defend themselves.

On September 11, 2026, twenty investment funds filed a lawsuit against the Company and Murchinson Ltd. (“Murchinson”) in the U.S. District Court for the Southern District of New York. The funds are alleged beneficial holders of notes that Desktop Metal issued in 2022. They seek to hold Nano and Murchinson liable for more than $115.0 million in alleged damages associated with the notes. The funds’ claims include: (i) federal securities fraud; (ii) promissory estoppel; (iii) common law fraud; (iv) aiding and abetting common law fraud; (v) tortious interference with an indenture; (vi) breach of an indenture; (vii) breach of oral and written guaranty; (viii) tortious interference with an oral and written guaranty; and (ix) negligent misrepresentation. Nano intends to vigorously defend itself against the claims.

Note 13 – Income Tax

The Company’s effective tax rate was (0.06)% and 0.08% for the three months ended September 30, 2026 and 2025, respectively, and 0.11% and 0.19% for the nine months ended September 30, 2026 and 2025, respectively. The reconciliation between the Israel statutory federal income tax rate of 23% and the effective tax rate primarily reflects pre-tax losses incurred in domestic and foreign jurisdictions for which no tax benefit was recognized due to a valuation allowance recorded against the majority of deferred tax assets. The Company maintained a valuation allowance against its deferred tax assets as of both September 30, 2026 and December 31, 2025.

Note 14 – Segments

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.

The Company operates as one reportable segment. The CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis using consolidated net loss and adjusted EBITDA. The CODM uses the Company's net loss and adjusted EBITDA to monitor budgeted versus actual results, evaluate margins, review actual results and/or engage in other capital management transactions. Consolidated net loss is the measure of segment loss consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess performance.

There is not any revenue, expense, or asset information, that is supplemental to those disclosed in these condensed consolidated financial statements, that are regularly provided to the CODM for evaluation of the single operating segment. The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM:

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$31,915	$26,884	$90,603	$67,122
Less:
Cost of revenue	(17,474)	(18,740)	(50,741)	(46,094)
Research and development	(4,914)	(8,530)	(18,903)	(22,588)
Sales and marketing	(7,882)	(10,097)	(25,979)	(25,648)
General and administrative	(33,620)	(14,210)	(61,741)	(41,985)
Restructuring and other	(5,815)	(2,021)	(15,706)	(7,049)
Desktop Metal litigation	—	(693)	—	(32,008)
Impairment losses	(1,190)	(5,721)	(41,578)	(8,406)
Gain (loss) on investment in marketable equity securities	(2,424)	(2,617)	(3,587)	22,396
Other expense, net	(167)	(150)	(175)	(206)
Finance income	3,137	6,674	13,550	28,697
Finance expense	(245)	(258)	(738)	(521)
Income tax benefit (expense)	24	(24)	(126)	(123)
Net loss from continuing operations	$(38,655)	$(29,503)	$(115,121)	$(66,413)

Other segment disclosures:
Depreciation and amortization	$(4,651)	$(2,516)	$(8,786)	$(5,026)
Interest expense	(220)	(244)	(663)	(428)
Interest income	3,301	4,880	10,757	20,133
Share-based compensation expense	(611)	(1,373)	(4,409)	(3,018)

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss from continuing operations	$(38,655)	$(29,503)	$(115,121)	$(66,413)
Net loss from discontinued operations	—	(23,502)	—	(193,263)
Less: Net loss attributable to non-controlling interests	—	—	—	(323)
Net loss attributable to common shareholders	$(38,655)	$(53,005)	$(115,121)	$(259,353)
Denominator:
Weighted-average shares outstanding - Basic and Diluted	209,408	218,854	208,919	217,663
Net loss per common share:
Basic and Diluted
Continuing operations attributable to common shareholders	$(0.18)	$(0.13)	$(0.55)	$(0.30)
Discontinued operations	$—	$(0.11)	$—	$(0.89)
Net loss attributable to common shareholders	$(0.18)	$(0.24)	$(0.55)	$(1.19)

For the three and nine months ended September 30, 2026 and 2025, the Company was in a net loss position, thus the effect of potentially dilutive securities was excluded from the denominator for the calculation of diluted net loss per share because the

NANO DIMENSION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Unvested or unexercised option awards	294,140	1,078,416	294,140	1,790,215
Unvested RSUs	2,840,369	9,476,564	4,244,884	8,496,505
Warrants	29,242,103	33,680,126	29,242,103	34,248,876
Total	32,376,612	44,235,105	33,781,127	44,535,596

Note 16 – Related Party Transactions

Settlement Agreement with Significant Shareholder

On August 17, 2026, the Company received a demand letter from Murchinson, a beneficial owner of approximately 10% of the Company’s outstanding ordinary shares (represented by American Depositary Shares, or “ADSs”), seeking reimbursement for its legal fees and expenses incurred in connection with prior disputes, litigation proceedings, and shareholder contests (the “Demand”). Murchinson qualifies as principal shareholder and related party under ASC 850, Related Party Disclosures. The Board created a special committee consisting of two independent directors (the “Committee”) to evaluate the Demand and negotiate with Murchinson as appropriate. On October 19, 2026, the Company entered into a Settlement Agreement and Release (the “Demand Settlement Agreement”) with Murchinson, to settle the Demand for a mutually agreed amount of $14.7 million (the “Settlement Amount”), paid on October 23, 2026.

The Committee negotiated the Demand Settlement Agreement with the assistance of outside legal counsel, and it determined that the negotiated terms of the Demand Settlement Agreement were reasonable and in the best interest of the Company before recommending its approval by the Board. The Board unanimously approved the settlement with Murchinson, finding that continued disputes, threatened litigation, and unresolved claims may impose additional financial burdens, consume valuable management and board resources, create uncertainty regarding the Company's governance and operations, and interfere with Nano's ability to execute its strategic objectives. The Board determined that resolving outstanding disputes with Murchinson would serve the Company's best interests by reducing uncertainty, avoiding further disruption, and enabling management and the board to devote their attention and resources to the Company's future.

Pursuant to the terms of the Demand Settlement Agreement, and in exchange for the releases as set forth in the agreement, the Company agreed to pay Murchinson the Settlement Amount in full satisfaction of settled dispute claims and as reimbursement for documented third-party advisory, legal, and proxy solicitation expenses incurred. The Settlement Amount is accrued in Current settlement payable - related party on the condensed consolidated balance sheet as of September 30, 2026, and included within total General and administrative expenses on the condensed consolidated statement of operations and other comprehensive loss for the three and nine months ended September 30, 2026.

Note 17 – Subsequent Events

Appointment of Permanent Chief Executive Officer

Moshe Rozenbaum, who has served as the Interim Chief Executive Officer since July 21, 2026, was named as the permanent Chief Executive Officer on November 3, 2026.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $90.6 million and $67.1 million for the nine months ended September 30, 2026 and 2025, respectively, and incurred net losses from continuing operations of $115.1 million, inclusive of $40.4 million of goodwill impairment, and $66.4 million, respectively, for those same periods. As of September 30, 2026, we had an accumulated loss of $1,086.1 million and cash, cash equivalents, bank deposits and marketable securities of $396.9 million. We expect to continue to incur operating losses over the next twelve months while we continue to evaluate our business operations for opportunities to improve performance.

Recent Developments

Departure of Directors and Officers; Election of Directors

On July 17, 2026, Nano Dimension Ltd. (the “Company”) entered into a Settlement Agreement (the “Agreement”) by and among the Company, members of the Company’s Board of Directors (the “Board”), and Murchinson Ltd. and its affiliated entities and persons (collectively, “Murchinson”).

Pursuant to the terms of the Agreement, (i) each of Robert Pons, David Stehlin, Dr. Joshua Rosensweig, and Andrew Sriubas (the “Departing Directors”) resigned from the Board and all positions with the Company and its subsidiaries, effective immediately following execution of the Agreement, (ii) the Company appointed each of Pinchos (Paul) Fruchthandler, Moshe Rozenbaum and Eliezer Eli Tarlow (the “New Directors”) to serve as a member of the Board as a Class I, Class II and Class III director, respectively, with an initial term expiring at the Company’s 2026 annual general meeting of shareholders to fill the vacancies resulting from the resignations of the Departing Directors, and (iii) Murchinson irrevocably withdrew its demand, dated May 21, 2026, that the Company call an extraordinary general meeting of shareholders (the “EGM”) to vote on various proposals submitted by Murchinson, enabling the Company to cancel the EGM previously scheduled to be held on July 31, 2026, which has been cancelled. In addition, parties to the Agreement also agreed to certain litigation-related provisions, including a mutual release of certain claims and a covenant not to initiate or pursue certain legal proceedings, as well as certain non-disparagement provisions.

On August 16, 2026, the Board appointed Nadav Kidron to the Board as a Class II director for the term expiring on the date of the Company’s 2026 annual general meeting of shareholders and until his successor is duly elected and qualified, or until his earlier resignation or removal, effective immediately.

Changes in Control

As a result of the resignations of the Departing Directors and the appointments of the New Directors, a change in control of the Company occurred on July 17, 2026. Except as disclosed above, there are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Appointment of Chief Executive Officer

On July 21, 2026, Mr. Rozenbaum was appointed as the Interim Chief Executive Officer of the Company. On November 3, 2026,

Mr. Rozenbaum was named as the permanent Chief Executive Officer of the Company.

Change in Auditor

On September 28, 2026, the Company dismissed KPMG as the Company’s independent registered public accounting firm. and engaged Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited (“PwC Israel”) as the Company’s new independent registered public accounting firm, beginning with the audit of the Company’s financial statements for the year ending December 31, 2026 and the review of the Company’s unaudited quarterly financial statements for the fiscal quarter ending September 30, 2026. The engagement of PwC Israel was approved by the Audit Committee of the Board of Directors of the Company.

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

Restructuring and other

Restructuring costs are costs incurred related to cost savings initiatives and the Strategic Alternative Review announced on September 9, 2025, including losses from the deconsolidation of subsidiaries, or sale of business assets that do not meet the definition of discontinued operations.

Desktop Metal litigation

Desktop Metal litigation expenses include the costs incurred by the Company related to litigation brought against the Company by Desktop Metal prior to the acquisition. On December 16, 2024, Desktop filed a lawsuit against the Company in the Delaware Court of Chancery alleging that we failed to use our reasonable best efforts to obtain regulatory approval in connection with the Merger Agreement entered into on July 2, 2024, or Merger Agreement. We brought counterclaims against Desktop in connection with its obligations under the Merger Agreement, including its obligations to operate its business in the ordinary course and not to experience a bankruptcy. On December 31, 2024, Desktop filed an additional lawsuit in the Delaware Court of Chancery seeking to enjoin the Company and Markforged from consummating the acquisition of Markforged before we consummated the merger with Desktop. In that lawsuit, Desktop alleged that if the acquisition of Markforged were to be consummated before the merger with Desktop, it would violate the terms of the Merger Agreement. The court consolidated the Markforged action with Desktop’s initial suit. These claims proceeded through discovery and to trial in the Delaware Court of Chancery. On March 24, 2025, the Delaware Court of Chancery ruled in Desktop’s favor and ordered the Company to proceed to close the Desktop transaction. On April 2, 2025, the parties finalized the transaction and filed a stipulation of dismissal in the Delaware Court of Chancery.

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

Finance expense

Finance expense includes exchange rate differences, revaluation of financial assets and liabilities through profit and loss, revaluation of government grant liabilities, and interest related to the Continuous Composites settlement that will accrete $1.8 million of interest over the remaining payment term.

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

The consolidated statements of operations and comprehensive loss includes impairment of the asset group of $139.4 million and loss from operations of $53.9 million for the period of acquisition through the date that the bankruptcy plan was approved, which are both included within net loss from discontinued operations.

On April 25, 2025, we acquired Markforged, a provider of cloud-based software products (including its software enabled platform, the Digital Forge) and hardware products, including precise and reliable 3D printers, proprietary metal and composite materials to bring industrial production to the point of need on the factory floor. Taking control of Markforged was expected to enable us to access Markforged’s additive manufacturing technology, facilitating a broader, more integrated product portfolio. The purchase price of Markforged was $116.2 million. The acquisition was funded through available cash. On May 27, 2026, we announced that we entered into a definitive agreement to sell MarkForged Inc. to Stratasys Ltd. The transaction is expected to close in the forth quarter of 2026, subject to regulatory approvals and customary closing conditions.

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

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

Revenue and Net Loss

The following table presents consolidated revenue and net loss:

	Three months ended September 30,
(in thousands, except percentages)	2026	2025	$ change	% change
Revenue:
Product	$26,230	$20,199	$6,031	30%
Service	5,685	6,685	(1,000)	(15)%
Total revenue	31,915	26,884	5,031	19%
Cost of revenue:
Product	14,197	15,187	(990)	(7)%
Service	3,277	3,553	(276)	(8)%
Total cost of revenue	17,474	18,740	(1,266)	(7)%
Gross profit	14,441	8,144	6,297	77%
Research and development	4,914	8,530	(3,616)	(42)%
Sales and marketing	7,882	10,097	(2,215)	(22)%
General and administrative	33,620	14,210	19,410	137%
Restructuring and other	5,815	2,021	3,794	188%
Desktop Metal litigation	—	693	(693)	(100)%
Impairment losses	1,190	5,721	(4,531)	(79)%
Total operating loss	(38,980)	(33,128)	(5,852)	18%
Gain on investment in marketable equity securities	(2,424)	(2,617)	193	(7)%
Other expense, net	(167)	(150)	(17)	11%
Finance income	3,137	6,674	(3,537)	(53)%
Finance expense	(245)	(258)	13	(5)%
Loss before income taxes	(38,679)	(29,479)	(9,200)	31%
Income tax expense (benefit)	(24)	24	(48)	(200)%
Net loss from continuing operations	(38,655)	(29,503)	(9,152)	31%
Net loss from discontinued operations, net of income tax of nil	—	(23,502)	23,502	(100)%
Net loss	(38,655)	(53,005)	14,350	(27)%

Total revenue increased $5.0 million due to Surface Mount Technology ("SMT") product line revenue increasing $6.0 million. During the three months ended September 30, 2025, demand was negatively impacted by tariff uncertainty. This increase was partially offset by the sale of AME in the second quarter of 2026 of $1.4 million.

Cost of revenue decreased $1.3 million, of which, $3.6 million is the decrease in inventory step-up amortization and intangible asset amortization from purchase accounting. This decrease was partially offset by the sale of AME in the second quarter of 2026. Cost savings initiatives continue to positively impact margins across the product lines, partially offsetting these factors is the increase in cost of revenue due to increased sales volume.

Research and development expense decreased $3.6 million, primarily due to a decrease in legacy payroll and related expenses, largely associated with lower payroll costs due to lower headcount from organizational synergies and divestments.

Sales and marketing expense decreased $2.2 million largely associated with lower payroll costs due to lower headcount from organizational synergies and divestments.

General and administrative expense increased $19.4 million primarily due to recording of a settlement payable to a related party of $14.7 million and estimated contingencies of $6.0 million during the third quarter of 2026. In addition, the acceleration of depreciation of the 60 Tower Road leasehold improvements resulted in $3.3 million of additional depreciation in the third quarter of 2026. This was partially offset by a decrease in legacy payroll and related expenses, largely associated with lower payroll costs due to lower headcount from organizational synergies and divestments.

Restructuring and other expense increased $3.8 million due to the ongoing strategic alternative review announced on September 9, 2025. These costs include professional service fees from our banking partners, legal services, and other related costs. During the third quarter of 2026, the Company terminated the lease for its current corporate headquarters, effective December 31, 2026. The modification on our headquarters lease resulted in $3.6 million of rent expense in the third quarter of 2026.

We incurred $0.7 million of litigation expense associated with the 2025 Desktop Metal acquisition litigation during the three months ended September 30, 2025 that did not recur in the three months ended September 30, 2026.

The impairment loss in the third quarter of 2026 related to asset impairment of the Markforged Sweden legal entity property, plant and equipment. The impairment loss in the third quarter of 2025 related to partial impairment of the right-of-use asset of Nano's corporate headquarters, 60 Tower Road.

Gain (loss) on Investment in Marketable Equity Securities

The loss on investment in marketable equity securities for the three months ended September 30, 2026 decreased $0.2 million compared to the three months ended September 30, 2025. These changes are consistent with the change in share price of Stratasys Ltd. (SSYS) over both periods.

Finance Income and Expense

We recognized net financial income of $2.9 million for the three months ended September 30, 2026 compared to $6.4 million for the three months ended September 30, 2025 a decrease of $3.5 million. The decrease is primarily attributed to a decrease in bank interest due to lower cash balances and interest rates.

Net Loss from Discontinued Operations

Desktop Metal was deconsolidated in the third quarter of 2025 following the Chapter 11 bankruptcy filing. This led to the consolidation of losses from discontinued operations during the period of $10.6 million and a loss from deconsolidation of $12.9 million.

Comparison of the nine months ended September 30, 2026 and 2025

Revenue and Net Loss

The following table presents consolidated revenue and net loss:

	Nine months ended September 30,
(in thousands of U.S. dollars, except percentages)	2026	2025	$ change	% change
Revenue:
Product revenue	$73,142	$51,942	$21,200	41%
Service revenue	17,461	15,180	2,281	15%
Total revenue	90,603	67,122	23,481	35%
Cost of revenue:
Product	41,605	38,678	2,927	8%
Service	9,136	7,416	1,720	23%
Total cost of revenue	50,741	46,094	4,647	10%
Gross Profit	39,862	21,028	18,834	90%
Research and development	18,903	22,588	(3,685)	(16)%
Sales and marketing	25,979	25,648	331	1%
General and administrative	61,741	41,985	19,756	47%
Restructuring and other	15,706	7,049	8,657	123%
Desktop Metal litigation	—	32,008	(32,008)	(100)%
Impairment losses	41,578	8,406	33,172	395%
Total operating loss	(124,045)	(116,656)	(7,389)	6%
(Loss) gain on investment in marketable equity securities	(3,587)	22,396	(25,983)	(116)%
Other expense, net	(175)	(206)	31	(15)%
Finance income	13,550	28,697	(15,147)	(53)%
Finance expense	(738)	(521)	(217)	42%
Loss before income taxes	(114,995)	(66,290)	(48,705)	73%
Income tax benefit	126	123	3	2%
Net loss from continuing operations	(115,121)	(66,167)	(48,954)	74%
Net loss from discontinued operations, net of income tax of nil	—	(193,263)	193,263	(100)%
Net loss	(115,121)	(259,430)	144,309	(56)%
Less: Net loss attributable to non-controlling interests	—	(323)	323	(100)%
Net loss attributable to common shareholders	$(115,121)	$(259,107)	$143,986	(56)%

Total revenue increased $23.5 million, primarily attributable to the inclusion of three quarters of Markforged versus two in 2025, and an increase in SMT product line revenue of $12.3 million. During the nine months ended September 30, 2025, international demand was negatively impacted by tariff uncertainty. This increase in revenue was partially offset by a decrease due to the sale of the product line of AME of $2.6 million.

Cost of revenue increased $4.6 million. This was offset by a decrease in inventory step-up amortization and intangible asset amortization from purchase accounting and cost savings initiatives continue to positively impact margins across the product lines, partially offsetting these factors is the increase in cost of revenue due to increased sales volume of the Markforged and SMT product lines.

Research and development expense decreased $3.7 million due to lower payroll costs due to lower headcount from organizational synergies and divestments.

Sales and marketing expense increased $0.3 million due primarily to the acquisition of Markforged that was offset by a decrease in legacy payroll and related expenses, largely associated with lower payroll costs due to lower headcount from organizational synergies.

General and administrative expense increased $19.8 million primarily due to recording of a settlement payable to a related party of $14.7 million and estimated contingencies of $6.0 million during the third quarter of 2026. In addition, the acceleration of depreciation of the 60 Tower Road leasehold improvements resulted in $3.3 million of additional depreciation in the third quarter of 2026. The increases in expense were partially offset by lower payroll costs due to lower headcount from organizational synergies and divestments.

Restructuring and other expense increased $8.7 million due to the ongoing strategic alternative review announced on September 9, 2025. These costs include professional service fees from our banking partners, legal services, and other related costs. During the third quarter of 2026, the Company terminated the lease for its current corporate headquarters, effective December 31, 2026. The modification on our headquarters lease resulted in $3.6 million of rent expense in the third quarter of 2026.

We incurred $32.0 million of litigation expense associated with the 2025 Desktop Metal acquisition litigation during the nine months ended September 30, 2025 that did not recur in the nine months ended September 30, 2026.

Impairment losses increased $33.2 million in 2026 due to impairment of the Markforged FFF product line goodwill balance of $40.4 million and asset impairment at Markforged Sweden of $1.2 million. The impairment loss in 2025 consisted of property, plant, and equipment related to the discontinuation of product lines, primarily Admatec, and right-of-use asset impairment of Nano's previous Massachusetts office, and partial impairment of the 60 Tower headquarters.

(Loss) Gain on Investment in Marketable Equity Securities

Loss on investment in marketable equity securities for the nine months ended September 30, 2026 was a loss of $3.6 million compared to a gain of $22.4 million for the nine months ended September 30, 2025. These changes are consistent with the change in share price of Stratasys Ltd. (SSYS) over both periods.

Finance Income and Expense

We recognized net financial income of $12.8 million for the nine months ended September 30, 2026 compared to $28.2 million for the nine months ended September 30, 2025, a decrease of $15.4 million. The decrease is primarily attributed to a decrease in bank interest due to lower cash balances and interest rates.

Net Loss from Discontinued Operations

We incurred a loss from discontinued operations of $193.3 million for the nine months ended September 30, 2025 due to the full impairment of the Desktop Metal asset group of $139.4 million. In addition, losses from discontinued operations for the nine months ended September 30, 2025 were $41.0 million and a loss on deconsolidation was recognized for $12.9 million.

Liquidity and Capital Resources

Overview

Since our inception through September 30, 2026, we have funded our operations principally with $1.6 billion from issuance of Ordinary Shares, warrants and convertible notes. As of September 30, 2026, we held $314.9 million in cash and cash equivalents.

Our material cash requirements from known contractual and other obligations relate to minimum operating lease obligations, and other accrued obligations, including the $14.7 million settlement payable to Murchinson. We are also subject to ongoing payment obligations. For example, pursuant to the Continuous Composites Settlement Agreement, we will be required to make installment payments thereafter of $2.0 million and $4.0 million in the fourth quarters of fiscal years 2026 and 2027, respectively, which payments represent substantial ongoing payment obligations. Subsequent to September 30, 2026, through November 4, 2026, the Company repurchased 5,862,810 ADSs in the open market at an average price of $1.46 per share, for an aggregate purchase price of $8.6 million.

The table below presents our cash flows:

	Nine months ended September 30,
(in thousands)	2026	2025
Cash flows used in operating activities	$(55,082)	$(58,534)
Cash flow from (used in) investing activities	170,164	64,845
Cash flow used in financing activities	(11,193)	(5,161)
Net cash used in discontinued operations	—	(22,373)
Effect of exchange rate fluctuations on cash	5,997	3,821
Net increase (decrease) in cash, cash equivalents and restricted cash	$109,886	$(17,402)

Operating Activities

Net cash used in operating activities of $55.1 million during the nine months ended September 30, 2026 was primarily used for payment of the termination of the 60 Tower lease of $13.0 million, payroll and related expenses, professional services, and costs related to restructuring efforts, offset by interest received from banks.

Net cash used in operating activities of $58.5 million during the nine months ended September 30, 2025 was primarily used for payment of payroll and related expenses, rental fees and maintenance, travel and other miscellaneous expenses, offset by interest received from banks and the accrual of litigation and transaction related costs for the Desktop Metal and Markforged acquisitions.

Investing Activities

Net cash from investing activities of $170.2 million during the nine months ended September 30, 2026 was primarily due to the maturity of long term deposits (investments) being reinvested in short term deposits to maximize available liquidity and are classified as cash and cash equivalents on the condensed consolidated balance sheets. In addition, proceeds of $2.0 million from the sale of AME assets were received in the second quarter of 2026.

Net cash used in investing activities of $64.8 million during the nine months ended September 30, 2025 due to the purchases of Desktop Metal and Markforged in April 2025, partially offset by the change in bank deposits used to finance the acquisitions.

Financing Activities

Net cash used in financing activities of $11.2 million during the nine months ended September 30, 2026 was mainly due to repurchase of our ADSs.

Net cash used in financing activities of $5.2 million during the nine months ended September 30, 2025 was mainly due to repurchase of our ADSs.

Discontinued Operations

Net cash used in discontinued operations is related to the activity of Desktop Metal for the period from acquisition in April 2025 until deconsolidation in July 2025.

Share Repurchase

In January 2025, our board of directors authorized a repurchase plan, or the $150 million Repurchase Plan, allowing us to invest up to $150 million to repurchase ADSs from time to time, in open market transactions, and/or in privately negotiated transactions or in any other legally permissible ways, depending on market conditions, share price, trading volume and other factors. During the three and nine months ended September 30, 2026 and 2025, 7,022,529 and 3,513,549 ordinary shares were repurchased under the $150 million Repurchase Plan, respectively.

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

In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including, but not limited to:

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

The following is a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Net loss from continuing operations	$(38,655)	$(29,503)	$(115,121)	$(66,413)
Income tax expense	(24)	24	126	123
Depreciation and amortization	4,651	2,516	8,786	5,026
Interest expense	220	244	663	428
Interest income	(3,301)	(4,880)	(10,757)	(20,133)
EBITDA (loss)	(37,109)	(31,599)	(116,303)	(80,969)
Finance (income) expenses from revaluation of assets and liabilities	2,422	2,617	3,584	(22,375)
Exchange rate differences	163	(1,776)	(2,795)	(8,500)
Share-based compensation expense	611	1,373	4,409	3,018
Desktop Metal litigation related expenses	—	693	—	32,008
Desktop Metal and Markforged transaction related expenses	—	770	614	10,591
Restructuring and other	5,815	2,021	15,706	7,049
Impairment losses	1,190	5,721	41,578	8,406
Acquisition inventory step-up amortization	—	3,603	616	7,452
Litigation, settlements, and contingencies	22,135	—	25,702	—
Adjusted EBITDA (loss)	$(4,773)	$(16,577)	$(26,889)	$(43,320)

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

Changes in Internal Control over Financial Reporting

Except for the remediation changes that are being implemented, as described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026, which could materially affect our business, financial condition, results of operations and prospects. Except as set forth below, there have been no material changes to the Company’s risk factors since that Annual Report on Form 10-K.

Recent changes in our board of directors, including a change in control, and in our senior management may disrupt our operations and adversely affect our business.

We have recently experienced significant changes in our board of directors and senior management. On July 17, 2026, we entered into the Agreement with Murchinson. Under the Agreement, four of our directors resigned, including our then Chief Executive Officer, and three new directors were appointed to our board of directors. As a result of these resignations and appointments, a change in control of the Company occurred on July 17, 2026. On July 21, 2026, a member of our board of directors was appointed as our Interim Chief Executive Officer, and on August 16, 2026, our board of directors appointed an additional director. These changes may result in the loss of institutional knowledge, disruption to our operations and challenges in executing our business strategy. Our reconstituted board of directors and new management team may change our strategy, priorities or capital allocation (including the use of our cash resources and our share repurchase program), or the outcome of our ongoing review of strategic alternatives, and those changes may not be successful. The transition of responsibilities to new or existing personnel may take longer or require more resources than anticipated, and there can be no assurance that new or remaining personnel will be able to perform their roles effectively. Changes in management may also affect employee morale, productivity and relationships with customers, suppliers and other business partners. If we are unable to successfully manage these transitions, or if additional changes occur, our business operations, financial condition, results of operations and ability to achieve our strategic objectives could be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) and (b) None.

(c)

Issuer Purchases of Equity Securities

During the three months ended September 30, 2026, the following equity securities were purchased as part of our $150 million Repurchase Plan, described below, and by affiliated purchasers:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
July 1-31, 2026				$125,144,432.23
August 1-31, 2026	1,703,134	$1.57	1,703,134	$122,475,176.45
September 1-30, 2026	5,319,395	$1.57	5,319,395	$114,137,635.76
Total	7,022,529	$1.57	7,022,529

In January 2025, our board of directors authorized a repurchase plan, or the $150 million Repurchase Plan, allowing us to invest up to $150 million to repurchase ADSs from time to time, in open market transactions, and/or in privately negotiated transactions or in any other legally permissible ways, depending on market conditions, share price, trading volume and other factors. All repurchases made during the three months ended September 30, 2026 were made pursuant to the $150 million Repurchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c)
Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

The exhibits filed with or incorporated into this Quarterly Report are listed below.

Exhibit	Description
10.1	Confidential Settlement Agreement and Release, dated October 19, 2026, between Dimension, Ltd. and Murchinson Ltd.

10.2

Settlement Agreement, dated July 17, 2026, by and among Nano Dimension Ltd., and Murchinson Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2026).

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

Nano Dimension Ltd.

Date: November 5, 2026	By:	/s/ Moshe Rozenbaum
Moshe Rozenbaum
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ John Brenton
John Brenton
Chief Financial Officer (Principal Financial and Accounting Officer)